Form 10KSB
period 2006-05-31
FUEGO ENTERTAINMENT, INC.
filed 2006-09-18
CIK 1336277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.:

FUEGO ENTERTAINMENT, INC.
(Name of small business issuer in its charter)

Nevada	20-2078925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19250 NW 89th Court Miami, FL 33018 (Address, including zip code, of principal executive offices)

Issuer’s telephone number: (305) 829-3777

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.001 Per Share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X]Yes     [   ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [X]

State issuer’s revenues for its most recent fiscal year.     $202,292.00

As of May 31, 2006, we had 34,959,562 shares of our $0.001 par value common stock issued and outstanding. On May 31, 2006, the aggregate market value of our common stock held by non-affiliates was approximately $10,459,562.

DOCUMENTS INCORPORATED BY REFERENCE
SB-2 Registration Statement, as amended, originally filed on August 17, 2005.

Transitional Small Business Disclosure Form (Check one):     [   ]Yes     [X]No

To simplify the language in this Form 10-KSB, Fuego Entertainment, Inc., a Nevada corporation, is referred to herein as the "Company" or "We."

PART I

This report on Form 10-KSB and documents incorporated herein by reference contain certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 which involve substantial risks and uncertainties. When used in this report and in other reports filed by the Company, the forward-looking statements are often identified by the use of such terms and phrases as “anticipates,” “believes,” “intends,” “plans,” “expects,” “seeks,” “scheduled,” “foreseeable future’ and similar expressions. Although the Company believes the understandings and assumptions on which the forward-looking statements in this report are based are reasonable, the Company’s actual results, performance and achievements could differ materially from the results in, or implied by, these forward-looking statements. Certain factors that could cause or contribute to such differences include those discussed in “Management’s Plan of Operations” and elsewhere herein.

ITEM 1.   DESCRIPTION OF BUSINESS.

The Company

Fuego Entertainment, Inc. was originally incorporated under the laws of the State of Nevada on December 30, 2004 as "Durango Entertainment, Inc." On March 15, 2005, we filed a Certificate of Amendment with the Nevada Secretary of State changing our name to "Fuego Entertainment, Inc."

Current Business Operations

We are engaged in the directing, production, marketing, and distribution of entertainment products, including feature and short films, documentaries, television shows, music, and tour productions. We also provide management, marketing, and public relations services to the entertainment industry.

We were founded by our President, Hugo M. Cancio, who has spent the last five years successfully owning and operating Ciocan Entertainment & Music Group, a record label and film production company that produces Cuban and world entertainment and is extremely well-known throughout the Latin Market - both in Latin America and the U.S. Fuego was formed in order to cross over into mainstream America with some of Ciocan's Latin music and film products as well as to produce music, films, and television programs geared toward the English speaking markets. By combining the efforts and products of Fuego and Ciocan, it is our intention to reach both markets at the same time as well as further penetrate Europe where Latin music is very popular. We have entered into agreement with Ciocan to license, produce and distribute certain Ciocan products. Ciocan has not, does not now, nor does it intend to, conduct any business operations of any kind in Cuba or with any Cuban nationals.

Distribution and Publishing

Fuego at the present time does not have any finished product to offer for distribution, however several products are in production stages. Once these products are completed we will make contact with several distributors around the world with whom Mr. Cancio has conducted business via Ciocan Entertainment and other products. Ciocan and Hugo Cancio have contacts with distributors in Spain, France, Italy, Germany, England, Portugal, Japan, China and the US. These distributors include HL Distributors, Reyes Distribution, Vale Music, Video Distributors, GB Distributors, Actual Records & Films Distributors, Latin Universe, International Record Distributors, Kubaney Records, Incredible CD's Distributors, Ricon Musical, Distribuidora Nacional of Puerto Rico, and Musica Latina Distributors. Ciocan's largest distribution products are music CD's.

The method Ciocan uses to select clients is by traveling every year to the shows and conventions related to music products distributions such as MIDEM, BILLBOARDS and film and television shows and conventions such as MIPCOM NATPE as well as the already established film festivals around the world such as: Cannes, Berlin, Miami, and Sundance.

Out-sourcing process: We intend to send products to established distributors (distributors that are well established in the market with whom Ciocan and Cancio have done business with) on payment terms of net 30 or net 60 , and cash on delivery to those we consider new clients. We have a no return policy. Net 30/60 terms are credit terms for established good standing accounts, meaning we send them product and they pay us in 30 or 60 days depending on the credit term. All new accounts are on cash only basis.

We also intend to license products from Sun Flower Publishing, which receives royalties for products sold as well as for songs played on the radio and television and licensed for soundtracks. We are in preliminary discussions with Sun Flower Publishing at this time and expect to enter into a definitive agreement within the next six months, but we have not entered into any definitive agreement as of yet.

Ciocan has verbally agreed to license Fuego its music library for the payment of a 25% royalty subsequent to May 31, 2006.

Advertising and Promotional Services

In terms of advertising and promoting our products, we currently use freelance individuals and marketing firms to assist with this function. However, we are investigating the possibility of bringing this function in-house in the near future as revenues permit. We have used and will continue to use on a project to project basis the services of F&F Media Corp. F&F Media Corp. distributes information to the local and international media pertaining to our artist new releases or events and organizes the interviews and to markets and promotes our concert shows in order to enhance ticket sales.

Our future plan is to hire an intern and provide training in the art of advertising and marketing. For the past seven (7) years, Mr. Cancio has developed relationships with the local and international media and media outlets. This will help us in bringing our advertising and marketing functions in-house. Our goal is to bring these services in-house within the near term if our revenues permit. It is management's belief that this will have a positive effect in our business operation as it will allow us to advertise, market and promote our artists, projects and services from within, We estimate that $40,000 a year in extra revenue will permit us to accomplish this goal. Management believes that our likelihood of earning this additional revenue in the near term is favorable, though there can be no assurance that we will earn such revenues within this stated time frame. Our failure to earn this additional revenue could negatively impact our ability to bring advertising and marketing functions in-house.

Projects

The Trader Show

The Trader Show is a reality television show based on the real life activities of amateur and professional stock traders. While there are many forms of stock trading, The Trader Show places an emphasis on the activities of day traders. We have no firm plans for its showing. The Show is still in production stages having shot 4 episodes out of 12 needed to complete a pilot for a first season. Mr. Anthony Pullicino participated in the shooting of several scenes and assisted in developing the original concept of the show. Mr. Pullicino is no longer the central character of the show, there are no other relationships between us and Mr. Pullicino regarding this show, and there are no outstanding obligations owed to Mr. Pullicino regarding his participation in this show.

The four episodes of the Trader Show showcasing Mr. Pulluccino as the main character will be used for the purpose of pitching the idea of the show to the networks, or the idea of the show. We have stopped filming the show and are in the process of rewriting the script to showcase 10 ten stock traders which will compete with each other to see who makes the most money in an undetermined amount of time. The amount of time is undetermined at this time as we are still rewriting and developing this new concept. Anthony Pulluccino is no longer part of the show and our working relationship ended in June 2005. After reviewing footage of the series we have determined most of the footage will be suitable for use in the new series concept. Only a small portion of the footage, indicating the series was about Mr. Pulluccino's life was scrapped.

Once we have finished rewriting the script and completed developing this new concept we will hold auditions to pick the potential stock traders. No date has been set to turn in the final.

The show was created by Hugo Cancio. The show is meant to capture the dynamics of investing in the stock markets. We have completed filming several episodes for the show, however we have temporarily stopped filming to rewrite the script. Originally the show was based on the life of one individual who is an active investor, a stock trader, we are now writing the script to where there are now ten investors competing against each other. Competition is a key ingredient in today's reality shows, and we want our show to be able to successfully compete with other similar reality shows. There can be no assurance that we will be successful in achieving this goal.

A budget will be determined once the new script is finalized after which we will contact several television and cable network executives to pitch them the idea for our reality show.

Expected revenues for this project are speculative at this time and cannot be precisely determined or predicted. There is no assurance the show will ever be picked up by any network or that it will ever generate any revenue.

Gold in Ecuador

It is not part of our revised script for Gold in Ecuador to visit any gold mine in Ecuador. Mr. Pulluccino is no longer the main character in our show and therefore will not be making any visits as part of the cast of the show.

The diamond mining companies that Mr. Pullucino was going to investigate were; Dee Beers, and Shore Gold. There is no direct or indirect relationship between Fuego Entertainment, Inc. or Mr. Cancio with any of these companies. These companies were selected by Mr. Pullicino as they are the only active mining companies in Canada. There are currently three people working on the creation of the show and that includes Hugo Cancio as the show creator and Executive producer.

Target Markets

It is our intent to offer entertainment products that appeal to both the Hispanic/Latin and English-speaking markets. We intend to offer a wide selection of hip-hop, rap, pop, and contemporary music as well as films encompassing the documentary and reality television genre - thereby crossing all age groups, sexes, income levels, and races.

Strategy and Implementation Plan

In the entertainment industry, a key factor to success is the reputation and visibility of the company. A successful, well-known company will attract the best artists and products, create the best, most financially-rewarding industry deals, and have the highest distribution rates and channels. Fortunately, through Hugo Cancio's established industry reputation and Ciocan's achievements in the Latin market, Fuego has successfully entered the marketplace in Latin America and the U.S. and, in management's opinion, is poised for future success.

Advertising and Marketing Strategy

In terms of marketing the end products to the consumer, we intend to utilize a variety of methods, including radio, television, print advertising, public relations efforts, and press mention, depending on the project. By bringing the marketing functions in-house, we will be able to further penetrate the marketplace and increase its brand awareness as well as generate incremental revenues. Currently, we are not conducting any specific sales and marketing campaigns.

Sales Strategy

We have already developed strong relationships with the channels of distribution for the products as well as works with reputable distributors to place the products within retail stores, music stores across the globe, including Specs Music, Tower Records, Descarga.com, Timba.com, El Museo del Disco, Lily's Records, Music Latina. We also stay in close contact with various radio stations, television producers, newspaper editors. in order to get our artists' songs played on the radio, on televised shows, and to generally gain public exposure for our artists. There are no agreements with these stores or various radio stations, television producers, and newspapers editors.

Employees

We do not employ any persons on a full-time or on a part-time basis. Hugo M. Cancio is our President, Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Cancio is responsible for all of our day-to-day operations. Other services are provided by outsourcing and consulting and special purpose contracts.

ITEM 2.   DESCRIPTION OF PROPERTY.

We lease our principal office space located at 19250 NW 89th Court, Miami, Florida 33018 on a month to month basis from an unrelated party. Total rent expense for the year ended May 31, 2006 was $8,500.

ITEM 3.   LEGAL PROCEEDINGS.

We were not a party to any legal proceedings during the reporting period, and we know of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in his or her capacity as such.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Principal Market or Markets

Our common stock is listed on the Over-the-Counter Electronic Bulletin Board. Our trading symbol is “FUGO.OB.”

Approximate Number of Common Stock Holders

As of May 31, 2006, we had 34,959,562 shares of common stock outstanding, held by approximately 44 shareholders.

Dividend Policy

We have never declared or paid cash dividends on our common stock and anticipate that future earnings, if any, will be retained for development of our business.

Recent Sales of Unregistered Securities

From June 1, 2005 through May 31, 2006, we issued a total of 21,686,892 shares of our common stock to those investors set forth in the table below for a total value of $ 56,096.29.

NAME	SHARES	PAID		DATE ACQUIRED
Cherie Cancio	1,100,000		$1,100.00	08/22/2005
Christy Cancio	1,100,000		$1,100.00	08/22/2005
Miguel Cancio	1,600,000		$1,600.00	10/17/2005
Ana Cancio	450,000		$450.00	09/13/2005
Hugo M. Cancio	7,672,670		$7,672.67	05/31/2005
Sunflower Publishing	500,000		$500.00	10/03/2005
Vivianka Cancio	75,000		$75.00	08/22/2005
Rogelia Morua	1,500,000		$1,500.00	06/23/2005
Maritza de la Torre	1,200,000		$1,200.00	10/03/2005
Juan Ramon Guzman	500,000		$500.00	06/23/2005
Katie Hale	200		$0.20	08/22/2005
Jose Gomez	1,400,000		$1,400.00	10/03/2005
Anthony Hattenbach	420,000		$420.00	06/22/2005
Ciocan Entertainment & Music Group, LLC	5,500,000		$29,850.00	05/31/2005
Maritza De La Torre	250,000		$2,500.00	11//03/2005
Johnna Catanella-Davis	1,000		$10.00	09/23/2005
Jimmy Hopler	1,000		$10.00	09/23/2005
Charles Short	1,000		$10.00	09/23/2005
Hope Seitzinger	500		$5.00	09/23/2005
Choice Mortgage Funding, Inc.	1,000		$10.00	09/23/2005
Noelia de Guzman	250		$2.50	09/23/2005
Juan Ramon Guzman & Noelia Sosa	200		$2.50	09/23/2005
Jason Webb	13,888		$2,499.84	06/30/2005
Braynert Marquez	10,000		$1,800.00	10/11/2005
Beverly Jo Mehlman	10,000		$1,800.00	07/13/2005
TRW Family Limited Ptr.	5,555		$999.90	07/13/2005
Daniel York	2,777		$499.86	07/01/2005
Linda M. Vance	12,000		$2,160.00	07/13/2005
Edward Kaminsky	20,000		$3,600.00	07/13/2005
Joseph P. Mccarthy	11,111		$1,999.98	07/19/2005
Lee W. Delor	5,000		$900.00	07/21/2005
Verna Tucker & Roger Summers	5,555		$999.90	07/22/2005
Johnathan Gildin & Leah Gildin	1,500		$270.00	07/25/2005
Keneth P. Hicks & Sandra Hicks	1,000		$180.00	07/22/2005
Robert Soto	3,000		$540.00	08/08/2005
Louis Mendez	20,000		$3,600.00	08/08/2005
Kevin West	2,000		$360.00	11/03/2005
Mary Alice Seagill	555		$99.50	09/01/2005
Behrens International Group	5,556		$1,000.08	09/01/2005
Vivianka Cancio	694		$124.92	08/22/2005
Rogelia Morua	1,666		$299.88	06/23/2005
Niurka Marques	4,016		$723.00	09/01/2005
Niurka Marques	2,722		$490.00	09/03/2005
Niurka Marques	2,222		$400.00	09/28/2005
Niurka Marques	1,111		$200.00	10/03/2005
Niurka Marques	1,111		$200.00	11/03/2005
Niurka Marques	5,556		$1,000.00	11/22/2005
Niurka Marques	8,262		$1,487.00	12/06/2005
Cohen Enright	2,000		$360.00	08/30/2005
Tucker Hoss	20,000		$3,600.00	10/11/2005
Daniel York	555		$99.90	07/01/2005
Hugo M. Cancio	9,500,000		$9,500.00	08/22/2005
Hugo M. Cancio	1,727,330		$1,727.33	09/01/2005
Anthony Hattenbach	280,000		$280.00	11/03/20005
		$
TOTALS	21,686,892		$56,096.29

We relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Our officers and directors determined the sophistication of our investors, as the investors were either business associates of, or personally known to, our officer and director. Each investor completed a subscription agreement whereby the investors certified that they were purchasing the shares for their own accounts, with investment intent. This offering was not accompanied by general advertisement or general solicitation and the shares were issued with a Rule 144 restrictive legend.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion is intended to provide an analysis of the Company’s financial condition and Plan of Operation and should be read in conjunction with the Company’s financial statements and the notes thereto set forth herein. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. The Company’s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

Plan of Operation

We have been in operation for seventeen months as of May 31, 2006. Our efforts during that period have largely been to generate cash flows from operations which amounted to $95,685, and the sale of securities which amounted to $93,719. The majority of these cash flows were applied towards, production costs of $93,431, and the investment in a series of shows, Havana Nights, costing $57,400, which investment in September of 2005, was considered totally impaired for financial accounting purposes resulting from the cancellation by the promoter, whereby as of May 31, 2006, no further shows were scheduled or rescheduled that would justify a recoupment of our investment.

Secondly, we have focused on the creation and development of our four filming projects. Three of the four projects are documentaries titled One Million Millionaires, Gold in Ecuador and Counterfeit Conspiracy. The fourth project is a reality television series titled The Trader. Our four filming projects cost $93,431 as of May 31, 2006, which included, script development, principal photography, sound engineering, personnel, such as a cameraman, producer and assistant producer, location permits, filming insurance, equipment rental travel and hotel accommodations and crew meals. Lastly, we initially incurred stock registration costs of $63,382, consisting largely of professional fees, to enable us to pursue a registration statement on Form SB-2 with the Securities and Exchange Commission.

Operating expenses from May 31, 2005 to May 31, 2006 were principally for selling, general and administrative expenses, the major components of which were stock registration costs of $63,382, travel and development costs of $36,000, and impairment of the investment in Havana Nights of $57,400.

We do not anticipate incurring more than $10,000 in additional costs with respect to our four filming projects prior to their completion. All of our filming projects are in final stages of development, and the tour of Havana Night Club which we are still pursuing, does not require any subsequent investment. Furthermore, we have no plans to engage in any more in house productions until we have completed the four current projects that we have undertaken to complete, thereby reducing the possibility of incurring further significant costs. Until our in process production filming projects are completed, we believe we can sustain our cash flows through work for hire projects such as the sale of corporate videos, from consulting services, and from the sale of our common stock should our expected cash flows in the next 12 months require it. Our minimum expected cash flows to continue our current level of operations during the next 12 months is approximately $150,000, however up to $250,000 would be needed to pursue our goals during that period. These additional funds would be needed to license products from other parties and properly market, promote and distribute them, including our own projects presently in process. To date our revenues have been largely generated from corporate videos. If the additional $100,000 is not raised, we may be unable to continue operations.

We recently entered into a verbal licensing agreement with our affiliate, Ciocan Entertainment Music Group, LLC, ("Ciocan") for their music library catalogue. This library consists of 33 finished albums (over 300 tracks) by 8 different artists who are exclusively recording with Ciocan for the release of other future projects. Ciocan has marketed the catalogue to the Latin market, but we plan to penetrate the non-Hispanic markets and develop the current marketing efforts within the Latin base. Once we have an agreement in place with Ciocan, we plan to develop live productions for artists we intend to sign in the future in various cities and venues, and generate revenues from these live performances while marketing and promoting our recordings. The tour productions will be national and international, for both our future artists and other artists. As always, visibility will be key in the success of record and merchandise sales, and can be affected by any sudden changes in the economy. We are addressing this risk, largely based on past experience, by diversifying our market, products and scope (i.e. the addition of film and other media). Ciocan is also controlled by Mr. Cancio, and the agreement to license Ciocan's music requires us to pay a royalty of 25%.

We will develop the size of the Ciocan Music Catalogue by increasing the amount of albums we produce and distribute. In order to reduce costs and thereby reduce the risk involved, the initial projects will be compilations which we plan to release as new albums. This approach will allow for increased visibility of our products. This approach is also a response to a current trend in the market where the demand for compilations has increased in recent years. We also plan to license some individual music tracks to other producers, or film production companies to generate additional working capital on a similar royalty basis. Finally, we will develop additional artists within the Latin genre and create our own proprietary library of content. This development strategy includes sourcing and developing new and existing talent, networking with current music producers to evaluate available opportunities, and expanding on related distribution networks. A similar arrangement was made between the Company’s President/CEO wherein he is to receive royalties of 25% for the multi-media releases of a popular film he owns and produced in Cuba called Zafiros Locura Azul ( Sapphire Blue Madness) .

We are currently producing three documentaries and developing a reality show, a direct response to the current trend in primetime television. Development costs incurred for these projects to date have been minimal and it is not our intention to exceed an additional $10,000 in total. To date, these projects have not generated any revenues. Management believes that once our on going filming projects, One Million Millionaires, Gold in Ecuador and Counterfeit Conspiracy are released, the sale and distribution of these documentaries will generate sufficient revenues to sustain us over the next twelve (12) months. We have no outside investors in any of our three documentaries or the reality television project. These four projects are wholly owned, produced and financed by Fuego Entertainment. No other entity we have done work for hire including any entity associated with our previous work for hire clients had any part in the inspiration or financing of these projects. We are expecting to release these new projects during the summer of calendar 2007, however, these are new endeavors, and as such carry a certain degree of uncertainty. Any shortage resulting from delays in release dates or other possible material risks are addressed through the previously mentioned music catalog. Additionally, we are also retained by customers to create a filmed product for hire. We are not dependent on, and have no expectation of producing any future work for hire for our previous work for hire clients or any entities currently or previously associated with them. We have and will continue to generate revenues by engaging in work for hire projects, meaning projects for which our services are requested such as: corporate videos, music videos and consulting agreements with companies seeking to reach the Hispanic/Latino Market in the US and abroad. Management believes that this type of activity, in addition to the proposed compilations in the music catalog, will create a steady source of revenues.

Additional sources of income will include projects where we will also act as an agent and contract organization for certain entertainment projects that are fully-developed by others. These services may include marketing, distribution, principal photography, development, pre- and post-production, introductory services, and many others that are within our realm of expertise. To date, we currently do not have any agreements or projects whereby we act as an agent.

For the past twelve months, we have continued to generate revenues by engaging in work for hire projects. However, our main goal has been to focus on the three film projects which are currently in final stages of production (reviewing films and getting ready for post-production), and post production (editing), and to manage television stations currently being developed by Mr. Cancio. For this reason we had a substantial decline in revenues earned in the past nine months, which created a loss for that period. While these film projects are being completed we will continue to seek work for hire and consulting services.

In the field of filmed entertainment (feature films and television shows), we are not currently seeking any specific opportunities at this time. However as it is the nature of the arts and the entertainment business, if a specific opportunity or inspiration should occur that we believe has significant market potential, we would consider taking on the project and revising our business plan as required to take advantage of the opportunity. In the future we intend to actively seek opportunities to negotiate the licensing or purchase of existing projects that are in various phases of their lifecycle, including development, pre-production, principal photography and post production. We will also create filmed products for customers on a "for hire" basis.

We also intend to utilize our extensive network of contacts to gain access to quality products by established industry participants. To avoid cost overruns and fixed overhead charges in our current stage of operations, we engage third-party participants to fulfill the execution of our projects, from camera crews to editing facilities. We further intend to access various distributors for penetration into the diverse windows of distribution, depending upon the project's commercial viability and our marketing approach.

For the past 8 years Mr. Cancio has worked in the entertainment industry, having produced several US and European Tours, co-produced films and documentaries as well as many music albums. Mr. Cancio's tour credits include the U.S. and European tours of Manolin and El Medico de la Salsa, the European tour of Gilberto Santa Rosa, the U.S. tours of La Charanga, Paulito FG, Elio Reve and Isaac Delgado. Mr. Cancio's film and documentary credits include "Zafiros Locura Azul", "Music from the Edge of Time"and "Amor Ciego (Blind Love). Mr. Cancio has attended music and film conventions and festivals around the world, and been nominated for two Latin Grammy Awards. This experienced has afforded Mr. Cancio the opportunity to collaborate with other executives in the field, and associate with music and film producers, actors, directors, financiers, distributors, and high level executives. Mr. Cancio has established a vast network of contacts around the world including those who are considered to be "established industry," meaning the largest and most successful entities such as Sony/BMG, Sony Music Latin, Universal, Universal Latino, Miramax Films, Tribeca, Telemundo/NBC, Univision television Networks, Grupo Prisa in Spain, Tota Production in Italy, Ahora Corporation in Japan. These contacts will assist us in obtaining access to key decision makers in these organizations responsible for promotion and distribution of the kind of products we seek to produce, market and distribute in the domestic and international market place.

Fuego is actively seeking a licensing agreement with Tota Productions, a music and video production company located in Torino, Italy, that produces Spanish Hip Hop and Pop artists from Europe, such as Clan 537 and Evolution. Fuego completed a licensing agreement with Ciocan Music in order to market and distribute its music catalog. Example of some of Ciocan products include :Manolin, El medico de la Salsa, Live CD recorded in Miami, titled, El Puente, Carlos Manuel, etc. Fuego is also seeking to present the concert of Havana Night Club, the show in the island of Puerto Rico, which we believe is a strong market for this product. There are no formal agreements signed with any of the above mentioned entities or individuals at the present time. The producer of the show is trying to present the show in San Juan, Puerto Rico and has requested our assistance to help her present the show. We are assisting the producer in seeking a local promoter to present the Havana Night Club show in the Island of Puerto Rico. The producer of the Havana Night Show has not decided whether to present the show in Puerto Rico, therefore no producer/promoter has been  chosen. The show is the same show that was presented in Miami. At this point Viashow is exploring the possibility of bringing the show to Puerto Rico and Mr. Cancio is assisting in that process through with his know how and experience in the musical tour arena. Because Mr. Cancio is assisting Viashow in this preliminary process and decision making, if and when this show is to take place, Fuego Entertainment for its participation expects it will receive 20% of the net revenues generated by the show in Puerto Rico. No additional investment will be required of Fuego Entertainment. This show is not part of the original agreement signed with Fuego Entertainment and Viashow as part of the Celebrate Freedom tour 2005. This show has not yet been scheduled, and there are no agreements as of yet for this particular show. Presenting the concert of Havana Night Club in Puerto Rico as mentioned here would be a new separate undertaking without limitation and not related to the existing contract we currently have with Viashow with respect to the Havana Nights tour as discussed elsewhere in this document. With respect to the latter, there are presently no shows officially scheduled and there are no current plans to continue the tour.

The agreement that Mr. Hugo Cancio and Fuego Entertainment signed with Viashow, as one of three investors and attached as an exhibit to this document, is the sole formal contract that exists between Fuego Entertainment and Viashow. Due to events beyond the control of the producer the Five City Tour was canceled. The individual investors are referred to in the agreement as "Investor" as the legal term does not imply that the parties invested collectively, invested in equal amounts, or the existence of any personal or business relationship between the individual investors. Fuego Entertainments invested $57,400 for which it was assigned a 20% royalty. The remainder of the total investment was provided by the other investors. The $1.5 million investment in the Five City Tour was paid in full at the time the investment contract was executed by the third party investors, leaving no further liability of payment by any investor. Fuego received a disproportionate percentage of the royalties based on the fact that Mr. Cancio happens to be Cuban and a producer and promoter of Cuban acts and that Mr. Cancio assisted in the preparation, pre-production of the tour, especially in the presentation of the Miami show, which is the city where Mr. Cancio resides and has produced most of his live events. The Viashow producer personally contacted and invited the other investors into the agreement. There is absolutely no ongoing business or personal relationship between Mr. Cancio or Fuego Entertainment with the other investors related to the Five City Tour. There are no plans or expectation of any future business or personal relationship between Mr. Cancio or Fuego Entertainment and the other investing individuals and/or Trusts that are parties to the Royalty Agreement and the Five City Tour.

We have generated revenues by engaging in work for hire such as the production of corporate videos and consulting services. We have produced several corporate videos and television pilots that have generated substantial revenues for the Company, it is our intention to continue offering these type of services as they incur no material costs or expenses by the Company, since all costs are paid for by the clients. Our efforts are provided by Mr. Cancio whose compensation has been and will continue to be contributed to the Company until we reach profitable ongoing operations. We have also generated revenues by providing consulting services to companies that are in need of reaching the US Hispanic/ Latino Markets with their products or services. Consulting services do not incur material costs or expenses since such services are provided solely by Mr. Cancio. We will continue seeking these consulting activities in order to generate revenues.

We will increase the number of our employees over the next year by one to two employees: one who will be responsible for internal bookkeeping and accounting issues, and another who will serve as an executive assistant to Mr. Cancio. Our current strategy is to outsource where possible because it is management's belief that this strategy, at our current level of development, gives us access to the best services available, leads to lower overall costs, and provides us the most flexibility for our business operations. For the time being Fuego will outsource the following services: Cameraman, assistant producer or producers, editors, sound technicians, advertising and marketing services.

Results of Operations for the Fiscal Year ended May 31, 2006

Revenues

Although we operated for a full 12 months this year, we were unable to maintain the same level of revenues that we achieved in the prior year, considering last year had only 5 months of operations. That is, the monthly average last year was approximately $25,000 and in the current year the average revenues were $16,800, the majority of which were generated from filming. This reduction in average monthly revenues was a direct result of the president’s efforts being directed in two significant non-revenue generating areas; the filing of a registration statement with the SEC which became effective shortly after year end, and his direct involvement in developing a television station in Puerto Rico which was incorporated in early March 2006, and into which substantial funds of the Company were invested, of which approximately $27,000 was capitalized for office furniture, video equipment and cellular phones, and approximately $39,000 in expenses .

Cost of Filming Revenues:

Of the filming revenues generated for the current year, our Presidnet/CEO was able to perform the majority of effort necessary to generate such revenues as in the past period. His compensation and expense for such efforts was categorized in other selling, general and administrative expense categories and therefore not included as a cost of filming revenues in accordance with generally accepted accounting principles.

Operating Expenses:

The current year's operating exepenses increased dramatically. Selling, general and administrative expenses totaled $234,539 which included $63,382 for stock registration costs, $39,474 for television development expenses, $34,842 for related party accounting, tax and financial preparation services performed for the Company by a Miami based CPA firm, $36,000 for management compensation, and $27,636 for travel, meals and entertainment expenses.

Results of Operations for the Fiscal Year ended May 31, 2006, Compared to Period from Inception on December 30, 2004 to May 31, 2005

Reveunes and Cost of Filming

The Company's major revenue source to date, the filming of corporate videos, was $57,000 more than the preceding year of only 5 months, but was curtailed in the current year for the reasons previously mentioned. Related costs of filming, as a percentage of revenue, was 14% for both and would be much higher if the costs and associated with the President/CEO's efforts in producing all of theses films were included.

Operating Expenses

The current year's operating activities were more involved since they included the registration costs of going public of $63,382, the development expenses incurred towards the effort to determine the viability of a Puerto Rico television station of $39,474, and the impairment of the investment in Havana nights of $57,400. In the prior year, no similar amounts were incurred. Other selling, general and administrative expenses of the current year were in line with the level of expenses incurred in the previous period of 5 months.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company’s registration statement with the Securities and Exchange Commission recently became effective, there were no proceeds from the offering to benefit the Company. The Company has a deficit in working capital at year end, is delinquent in the filing of its income tax returns, and is past due on the majority of its accounts payable. It has no line of credit or other outside financing sources presently to enable it to finance exist operations, and is dependent on its shareholders for current cash flows. Accordingly, it is presently seeking financing to continue in existence. The Company is dependent solely on its President/CEO for all revenue generating opportunities, and his time has been and will be for the near term almost exclusively devoted to the development of a 15 station television network which he believes will be beneficial for the Company as his intention is to have the Company manage the network for compensation.

Material Commitments

We have no material commitments as at the date of this registration statement.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve
(12) months.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, Share Based Payments. SFAS 123R is applicable to transactions in which an entity exchanges its equity instruments for goods and services. It focuses primarily on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R supersedes the intrinsic value method prescribed by APB No. 25, requiring that the fair value of such equity instruments be recorded as an expense as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of accounting for these transactions at fair value were required. SFAS 123R will be effective for the first quarter 2006 financial statements, and permits varying transition methods including retroactive adjustment of prior periods or prospective application beginning in 2006. The Company adopted SFAS 123R using the modified prospective method effective January 1, 2006. Under this transition method the Company will begin recording stock option expense prospectively, beginning with that date.

ITEM 7.   FINANCIAL STATEMENTS.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act, however, there were a number of areas where improvement was noted by the Company’s auditors, which management is in the process of correcting. .

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS. PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

The following table sets forth the names and ages of the directors and executive officers of the Company through the date of this Report, as well as the current officers and directors; the principal officers and positions with the Company held by each person and the date such person became a director or executive officer of the Company. Each serves until the next annual meeting of the stockholders.

Names of Current Executive
Officers and Directors	Age	Position	Date of Appointment
Hugo M. Cancio	41	Director/President Treasurer/secretary	December 29, 2005

HUGO M. CANCIO, President, Treasurer, Secretary and Director, Age 41, is our sole officer and director. Since 2003, Mr. Cancio has served as the president of Ciocan Entertainment and Music Group, L.L.C., an independent film and music company. Prior to 2003, Mr. Cancio was self-employed as an independent film and music producer since 1990. Mr. Cancio attended Miami-Dade Community College where he studied Business Administration. Mr. Cancio is not an officer or director of any other publicly traded company.

ITEM 9B: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and person who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. No changes in the holdings of any officer, director or other person took place and therefore, no other reports were required to be filed.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company from June 1, 2006, through the fiscal year ended May 31, 2006, of all officers and directors of the Company.

Securities
Name and Principal				Underlying
Positions at 5/31/06	Salary	Bonus	Compensation	Options

Hugo M. Cancio Director/President Treasurer	$-0-	-0-	-0-	-0-

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of May 31, 2006, certain information with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person’s address, and (iii) all of the directors and officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.

Name of Beneficial Owner	Shares Beneficially
or Name of Officer or Director	Owned	Percent

Hugo M. Cancio Director/President Treasurer/Secretary	19,000,000	54.35%

Ciocan Entertainment Film & Music Group, LLC	5,500,000	15.73%

Total Director/Officer/ 5% Owners	24,500,000	70.08%

* Hugo M. Cancio is the controlling shareholder of Ciocan Entertainment Film and Music Group, L.L.C. which owns 5,500,000 shares of our common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Ciocan Entertainment and Music Group, LLC, "Ciocan" is an entertainment company owned by Hugo M. Cancio, our sole officer, director and principal shareholder. Ciocan creates products for the Latino Market in and out of the United States borders and will use our company to market, promote and commercialize some its products (music, films, documentaries, artist, etc) for the Anglo and international markets. During the five month period ended May 31, 2005, Ciocan advanced to the Company a total of $31,552 of which, $29,850 was applied towards the purchase, by Ciocan, of 5.5 million shares of the Company's common stock, and $1,400 was charged for rent, leaving a balance advanced of $302 as of May 31, 2005. As of May, 2006 $0  was owed to a stock subscriber.

We lease our principal office space located at 19250 NW 89th Court, Miami, Florida 33018 on a month to month basis from an unrelated third party. Total rent expense for the year ended May 31, 2006 was $8,500.

The balance of $11,227,330 were also subscribed by him on January 2, 2005 at the same price of $0.001 per share.

On August 22, 2005, we issued 9,500,000 shares of our common stock to our sole officer and director, Hugo M. Cancio, pursuant to his stock subscription for which $9,500 was paid by Mr. Cancio.

On September 1, 2005, we issued the balance of 1,727,330 shares of our common stock to our sole officer and director, Hugo M. Cancio, pursuant to his stock subscription for which $1,727.33 was paid by Mr. Cancio.

With respect to Sunflower Publishing, Anthony Hattenbach is an independent music producer and promoter. Mr. Cancio and Mr. Hattenbach have known each other for many years, however, they have no current working relationship. Sunflower Publishing is a publishing company Mr. Cancio started several years ago for the purposes of managing artist compositions. However, Mr. Cancio later moved away from the publishing business to focus on Music, Film and Concert Productions. At the present time Mr.Cancio no longer owns any interest in Sunflower Publishing nor there is a working relationship with that company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.	Description and Method of Filing

23.1	Consent of Independent Auditor

31.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of Principal Accounting Officer as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.1	Certificate of Principal Accounting Officer as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

(b) Reports on Form 8-K

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and its appointment of Braverman International, P.C., as our independent accountants, our Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Braverman International, P.C., in fiscal year ended May 31, 2006, were approved by our board of directors.

Audit Fees

The aggregate fees billed by Braverman International, P.C. for professional services for the audit of our annual financial statements for fiscal 2005 were $20,800 net of expenses.

Audit-Related Fees

Audit related fees billed by Braverman International, P.C. was $17,500.

Tax Fees

None paid to Braverman International, P.C.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUEGO ENTERTAINMENT, INC.

Date: September 15, 2006	By:	/s/ Hugo M. Cancio
Hugo M. Cancio , Principal Executive officer

Date: September 15, 2006	By:	/s/ Hugo M. Cancio
Hugo M. Cancio, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 15, 2006	By:	/s/ Hugo M. Cancio
Hugo M. Cancio, Director

FUEGO ENTERTAINMENT, INC.

FINANCIAL STATEMENTS

MAY 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FUEGO ENTERTAINMENT, INC.
Miami, Florida

We have audited the accompanying balance sheet of FUEGO ENTERTAINMENT, INC. (a Nevada corporation) as of May 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended and for the period from December 30, 2004 (inception) to May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FUEGO ENTERTAINMENT, INC. as of May 31, 2006, and the results of its operations and its cash flows for the year then ended and for the period from December 30, 2004 (inception) to May 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the Notes to financial statements, the Company, has incurred a significant loss during the current year, and has a significant deficit in working capital. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Braverman International, P.C.
Prescott, Arizona
August 26, 2006

FUEGO ENTERTAINMENT, INC.
BALANCE SHEET
May 31, 2006

ASSETS

CURRENT ASSETS
Cash	$152
Account receivable-trade, less allowance of $11,833 in 2006	5,000

Total Current Assets	5,152

EQUIPMENT, less accumulated depreciation of $2,190	33,531

OTHER ASSETS
Production costs	93,431
Logo, less accumulated amortization of $630	2,070

Total Other Assets	95,501

$134,184

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$9,359
Accounts payable - related party	23,642
Other liabilities	1,630
Income taxes payable	25,702
Deferred revenue	6,659

Total Current Liabilities	66,992

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.001, 75,000,000 shares authorized, 34,959,562 outstanding	34,960
Paid in capital	118,398
Retained earnings(deficit)	(86,166)

Total Stockholders' Equity	67,192

$134,184

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC
STATEMENTS OF OPERATIONS

	For The	December 30, 2004
	Year Ended	(Inception) to
	May 31,2006	May 31,2005

REVENUES
Filming	$178,720	$121,628
Consulting	23,572	3,500

Total Revenues	202,292	125,128

COSTS AND EXPENSES
Cost of revenue - Filming	24,631	17,000
Selling, general and administrative:
Stock Registration Costs	63,382
TV Development	39,474
Other	131,683	51,494
Impairment of investment	57,400
Depreciation and amortization	2,409	411

Total costs and expenses	318,979	68,905

Income (loss) before provision for income taxes	(116,687)	56,223

Provision for income taxes	8,968	16,734

NET INCOME (LOSS)	$(125,655)	$39,489

EARNINGS (LOSS) PER SHARE - BASIC	*	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	30,647,092	2,734,534

EARNINGS (LOSS) PER SHARE - DILUTED		*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED		34,813,910

* less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

				Subscriptions		Retained
	Common Stock		Paid-in	Common	Amount	Earnings
	Shares	Amount	Capital	Stock	Receivable	(Deficit)	Total

Balance, at inception	-	$-	$-	-	$-	$-	$-
Proceeds from sale of common stock for $.001 per share	7,772,670	7,773					7,773

Proceeds from sale of common stock for $.006 per share	5,500,000	5,500	24,350				29,850

Common stock subscribed
21,262,530 shares @ $.001 per share				21,262	(21,262)		-
295,450 shares @ $.009 per share				2,955	(2,955)		-
105,874 shares @ $.179 per share				19,057	(19,057)		-

Contributed services			21,708				21,708

Net income						39,489	39,489

Balance, May 31, 2005	13,272,670	13,273	46,058	43,274	(43,274)	39,489	98,820

Proceeds received from subscribed shares	21,658,977	21,659	29,412	(51,072)	51,072		51,071

Proceeds from sale of common stock for $.18 per share	27,915	28	4,997				5,025

Common stock subscribed 53,111 shares @.179 per share				9,561	(9,561)

Common stock subscriptions canceled
10,000 shares @ .001 per share				(10)	10
40,500 shares @ .009 per share				(405)	405
7,488 shares @ .179 per share				(1,348)	1,348

Contributed services			37,931				37,931

Net (loss) for the year						(125,655)	(125,655)

Balance, May 31, 2006	34,959,562	$34,960	$118,398	-	$-	$(86,166)	$67,192

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS

		From
	For The	December 30, 2004
	Year Ended	(Inception) to
	May 31,2006	May 31,2005

OPERATING ACTIVITIES
Net income (loss) from operations	$(125,655)	$39,489
Adjustments to reconcile net income to net cash provided by operating activities
Contributed capital	37,931	21,708
Impairment loss on investment	57,400	-
Depreciation and amortization	2,409	411
Changes in operating assets and liabilities
Accounts receivable	11,833	(16,833)
Deferred tax asset	3,375	(3,375)
Other current asset	1,552	(1,552)
Accounts payable	(8,849)	18,208
Accounts payable - related party	23,642	-
Income taxes payable	5,593	20,109
Other current liabilities	1,630	-
Deferred revenue	1,968	4,691
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,829	82,856

INVESTING ACTIVITIES
Purchased of equipment, software, & furniture	(32,951)	(2,770)
Production costs	(42,999)	(50,432)
Investments	-	(57,400)
Logo	-	(2,700)
NET CASH (USED BY) INVESTING ACTIVITIES	(75,950)	(113,302)

FINANCING ACTIVITIES
Proceeds from sale of common stock	56,096	37,623
Advances from related parties	(302)	302
NET CASH PROVIDED BY FINANCING ACTIVITIES	55,794	37,925

NET INCREASE IN CASH	(7,327)	7,479

CASH, BEGINNING OF PERIOD	7,479	-

CASH, END OF PERIOD	$152	$7,479

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

Fuego Entertainment, Inc. (the “Company”) was formed on December 30, 2004 as a Florida corporation and is primarily engaged in the directing, production, marketing, and distribution of entertainment products, including feature and short films, documentaries, television shows, music, and tour productions. The Company also provides management, marketing, and public relations services to the entertainment industry. During the year ended May 31, 2006 the majority of revenues earned were earned from companies located in Puerto Rico.

2.  SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, or achieve profitable operations. Management’s plan is to obtain additional capital, and to develop, market and distribute music CDs of musical tracks owned and controlled by Ciocan Entertainment & Music Group, LLC, an affiliated company, for a 25% royalty, to pursue the multi-media releases of a popular film he owns and produced in Cuba for a similar royalty, and to manage television stations in Puerto Rico and continental United States. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS OF PRESENTATION
These financial statements reflect the use of significant accounting policies, as described below and elsewhere in the notes to the financial statements, and are prepared in accordance with accounting principles generally accepted in the United States of America. The fiscal year end of the Company is May 31.

REVENUE RECOGNITION
Revenue from the sale of film and television programming rights and license arrangements is recognized only when persuasive evidence of a sale or arrangement with a customer exists, the project is complete, the contractual delivery arrangements have been satisfied, the license period has commenced if applicable, the arrangement fee is fixed or determinable, collection of the arrangement fee is reasonably assured, and other conditions as specified in the respective agreements have been met.

Revenue from production services for third parties is recognized when the production is completed and delivered. All associated production costs are deferred and charged against income when the film is delivered and the related revenue is recognized.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

2.  SIGNIFICANT ACCOUNTING POLICIES-continued

REVENUE RECOGNITION-continued
Fees for other services, such as consulting provided to third parties, are recognized as revenues when the services are performed and there is reasonable assurance over the collection of the fees.

Cash received in advance of meeting the revenue recognition criteria described above is recorded as deferred revenue.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company estimates the collectibility of its trade accounts receivable. In order to assess the collectibility of these receivables, the Company monitors the current creditworthiness of each customer and analyzes the balances aged beyond the customer's credit terms. Theses evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on currents facts and are reevaluated and adjusted as additional information is received. Trade accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of May 31, 2006, allowances totaled $11,833.

ADVERTISING EXPENSES
Advertising costs are expensed as incurred, except for costs related to the development of a property and/or live-action television program commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented. Advertising expenses are included in selling, general and administrative expense in the accompanying statement of operations.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of all liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximate the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash and short-term investments. As of May 31, 2006 and May 31, 2005 there were no cash equivalents.

INCOME, LOSS PER COMMON SHARE
Basic income, loss per common share is calculated on the weighted average number of common shares outstanding during each period. Diluted income per common share is based on the weighted average number of common shares outstanding during each period, adjusted for the effect of outstanding stock subscriptions. Outstanding stock subscriptions were not used in the computation of basic loss per share as their effect would be antidilutive.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

2.  SIGNIFICANT ACCOUNTING POLICIES-continued

FILM AND TELEVISION COSTS
The Company accounts for its film and television costs pursuant to AICPA Statement of Position (“SOP”) No. 00-2, Accounting by Producers or Distributors of Films. The cost of production for film and television production costs, including direct costs, production overhead and interest are capitalized and amortized using the individual-film-forecast method under which such costs are amortized for each program in the ratio that revenue earned in the current period for such program bears to management’s estimate of the ultimate revenues to be realized from all media and markets for such program. Management regularly reviews, and revises when necessary, its ultimate revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization applicable to such title and/or a write-down of the value of such title to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and rates of amortization. If a total net loss is projected for a particular title, the associated film and television costs are written down to estimated fair value. All exploitation costs, including advertising and marketing costs are expensed as incurred. Television adaptation and production costs that are adapted and/or produced are stated at the lower of cost, less accumulated amortization, or fair value.

INVESTMENT
The Company invested a total of $57,400 in a series of shows to be presented in 5 cities in the United States, from which it was to receive the return of its investment based on a percentage of ticket sales from all shows performed, and then participate in the net income of all of the shows after their completion. .

In September, 2005, the show scheduled to be presented on December 31, 2005, at the Miami Arena, was postponed by the tour promoter, due to 1), the decision by the Miami Arena to charge a substantial percentage for the sales of all promotional merchandise during the show, which was presented to the tour promoter in a meeting on September 20, 2005, and 2), the severity of the damage caused by hurricane Rita on September 22, 2005, and the prospect of additional hurricanes occurring in the area (hurricane Wilma occurred on October 9, 2005), which would have a the negative impact on the community, including the potential for reduction in the sale of the 15,000 seating capacity for the New Year's Eve performance of the scheduled show.

No shows have been rescheduled since the postponement in September 2005. Accordingly, the Company completely impaired its investment of $57,400 in September 2005. Any later recovery of the investment, if any, will be recorded as income at the time such amounts have been earned by the Company.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

2.  SIGNIFICANT ACCOUNTING POLICIES-continued

EQUIPMENT
Equipment is carried at cost, net of accumulated depreciation. Depreciation is provided on the straight-line method based on the estimated useful lives of the assets, which range from 2.5 years to 5 years.

INTANGIBLE ASSETS
The company has capitalized the cost of the creation of its logo. Amortization of logo costs is being amortized ratably over a 5-year useful life, commencing with April 1, 2005, the date on which the logo was acquired by purchase.

DEFERRED INITIAL PUBLIC OFFERING COSTS
Deferred initial public offering costs, principally legal and audit fees, have been charged against income in the year ended May 31, 2006, as Stock Registration Costs since there were no proceeds from the related registration of the Company’s common stock on Form SB-2 which became effective in June 2006.

INCOME TAXES
Deferred income taxes will be recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using current tax rates. Valuation allowances will be established against deferred tax assets whenever circumstances indicate that it is more likely than not, that such assets will not be realized in future periods.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents, accounts receivable, and other current assets, unearned revenue, accounts payable and accrued expenses, and other liabilities approximate their fair values principally because of the short-term maturities of these instruments.

NEW ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS 123R, Share Based Payments. SFAS 123R is applicable to transactions in which an entity exchanges its equity instruments for goods and services. It focuses primarily on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R supersedes the intrinsic value method prescribed by APB No. 25, requiring that the fair value of such equity instruments be recorded as an expense as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of accounting for these transactions at fair value were required. SFAS 123R will be effective for the first quarter 2006 financial statements, and permits varying transition methods including retroactive adjustment of prior periods or prospective application beginning in 2006. The Company adopted SFAS 123R using the modified prospective method effective January 1, 2006. Under this transition method the Company will begin recording stock option expense prospectively, beginning with that date.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

2.  SIGNIFICANT ACCOUNTING POLICIES-continued

NEW ACCOUNTING PRONOUNCEMENTS
For stock based compensation to non-employees, the Company is required to follow SFAS No. 123, which requires that stock awards granted to directors, consultants and other non-employees be recorded at the fair value of the award granted.

CHANGES IF FINANCIAL PRESENTATION
In preparing the accompanying financial statements, certain comparative amounts for the prior year have been changed to conform to the current year’s presentation.

3.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of temporary cash investments and accounts receivable. The majority of the cash and cash equivalents are maintained with major financial institutions in the United States of America. Credit risk on accounts receivable is minimized by the Company by performing ongoing credit evaluations of its customers’ financial condition and monitoring its exposure for credit losses and maintaining allowances for anticipated losses. One customer for which a corporate video was produced accounted for 60% of total operating revenues from inception to May 31, 2005. For the year ended May 31, 2006 three different corporate video customers accounted for 53%, 24%, and 11% of total operating revenues.

4.  CAPITALIZED PRODUCTION COSTS

Capitalized production costs represent development costs incurred on projects in process. A summary of these costs as of May 31, 2006, and May 31, 2005 follows:

	May 31, 2006	May 31, 2005

The Trader Show is a reality television show based on the real life activities of amateur and professional stock traders. The Trader Show places an emphasis on the activities of day traders.	$32,666	$27,842
Gold in Ecuador is the story of a small mining town of Portobello. In 1916 Mellick Tweedy traveled on a mule through the jungle of a small mining town in Ecuador, this small town became one of the largest gold exporters in South America.  Fifty years ago the American company SADCO, abandoned the American shaft, one of the oldest gold mines in the world, leaving the town of Portobello and its people in ruins.  Today, the people of Portobello have a new hope, or do they? The Americans are back in Portobello searching for Gold.
	15,441	15,148
One Million Millionaires, This is a documentary that will capture the life of a controversial individual, Mr. Urban Casavant and his dream of making 1 million millionaires. For some he is the hope of their life, for others he is a dreamer, however, thousands follow him and wait patiently. The film will cover his life from the time he was a low-income earning prison guard to a multimillion-dollar businessman.	16,110	6,800
Counterfeit Conspiracy is a documentary on stock market scandals from the 1980’s to present, covering court documents, testimony, and interviews with participants to fashion an authoritative account of what happened. For example it covers the highly publicized account of, Michael Milliken, the Drexel Burnham Lambert junk bond king who convinced many savings institutions and insurance companies to buy such bonds in large quantities.  It will also document the illegal practice of Naked Short Selling perpetrated by some offshore organizations and self-inflicted by some companies.
	29,214	642
Total capitalized production costs	$93,431	$50,432

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

All of the above films are in production and none have been acquired from other parties. None have been released into the market or are generating revenues except for incidental advance sales of DVD’s for Counterfeit Conspiracy totaling $4,691 as of May 31, 2005 and $6,659 as of May 31, 2006. Advance sales have been classified as deferred revenue in the accompanying balance sheets. No amortization has commenced on any film products in production, and there are no other films owned by the Company.

Amortization of all of the above costs is estimated to commence within the next fiscal year, based upon their anticipated completion dates, with the possible exception of the costs incurred in the Trader Show, which the Company will not be able to begin marketing to television companies until completion thereof, expected by the end of calendar 2007. The Trader Show costs represent the only costs in production to be considered a direct-to-television product.

5.  COMMITMENTS:

OPERATING LEASE
The Company leases office facilities and office equipment from a related party for $750 a month, on a month to month basis, including utilities and insurance. Total rent expense from inception to May 31, 2005 was $3,500 and for the year ended May 31, 2006 it was $8,550.

DELINQUENT INCOME TAXES
Neither the federal or state income tax liabilities, as revised, of $15,985 for the year ended May 31, 2005, have been paid as of May 31, 2006, nor have any required estimated tax payments been paid during the year ended May 31, 2006. Accordingly, interest and penalties of $1,630 have been provided as of May 31, 2006.

6.  RELATED PARTY TRANSACTIONS

•
Ciocan Entertainment and Music Group, LLC, “Ciocan” is an entertainment company owned by the principal shareholder of the Company. Ciocan creates products for the Latino Market in and out of the United States borders and anticipates using the Company to market, promote and commercialize some its products (music, films, documentaries, artist, etc) for the Anglo and international markets. During the five month period ended May 31, 2005, Ciocan advanced to the Company a total of $31,552 of which, $29,850 was applied towards the purchase, by Ciocan, of 5.5 million shares of the Company’s common stock, and $1,400 was charged as rent, leaving a balance advanced of $302 as of May 31, 2005 and $0 as of May 31, 2006.

•
Hugo Cancio, President and a majority shareholder of the company, has advanced $79,745 as of May 31, 2006, all of which was applied against the Company’s development expenses totaling $39, 474 as of May 31, 2006, which was incurred in connection with a future potential interest in a Puerto Rico Television station.

•
The accounting firm contracted for accounting, tax and financial statement preparation services has two employees who had purchased 23,000 shares of common stock of the Company in August 2005 at $.18 per share. Subsequent to May 31, 2006, 40,000 shares of restricted common stock were issued in exchange for accounting services valued at $.18 per share. Fees incurred during the fiscal year ended May 31, 2006 for this accounting firm totaled $33,842, of which $23,642 remained unpaid as of that date and appears as accounts payable-related party in the accompanying balance sheet at May 31, 2006.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

6.  RELATED PARTY TRANSACTIONS-continued

•
Fuego Entertainment, Inc. and its President/CEO incurred certain costs and expenses during the latter part of fiscal year ended May 31, 2006, to facilitate the management of a Puerto Rico TV station incorporated in March 2006. Included in these costs and expenses were the creation of several TV pilots and sales presentation DVDs, which were presented to all of the local advertising agencies in Puerto Rico. Additionally, funds were provided for equipment and the services of a sales team and manager.

The Company initially announced on August 25, 2006, that it was going to launch a full power television station called City TV, Inc. on the island of Puerto Rico under an exclusive agreement with Chum International, but later postponed its commencement because of the potential acquisition of 18 additional television stations owned by another company . Delaying the launch of the Puerto Rico station allows the Company to restructure its format for a Spanish language network. With the proposed acquisition of the additional 14 TV stations, the Company intends to create its own brand name and launch its own network.

The Company's President/CEO has personally contributed approximately $500,000 (unaudited) towards the development of this TV station including the aforementioned reimbursement of $79,745 to the Company. The Company capitalized certain items attributed to the TV station such as cellular, video equipment, and furniture having a book value at May 31, 2006 of $26,115 in addition to TV development expenses mentioned above.

7.  INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board Opinion No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.

The provision for current income taxes is as follows:

	For the year ended May 31, 2006	From December 30, 2004 (Inception) to May 31, 2005

Current tax expense:
Federal tax at statutory rates	$(39,674)	$19,116
State income taxes less federal tax benefit	0	2,645
Benefit of surtax exemptions	2,792	(11,382)
Valuation allowance	11,172
Permanent differences	34,678	6,355
Income tax expense	$8,968	$16,734

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

7.  INCOME TAXES-continued

The analysis of income tax expense is as follows:

	For the year ended May 31, 2006	From December 30, 2004 (Inception) to May 31, 2005

Current	$8,968	$20,109
Deferred	- 0-	(3,375)
Income tax expense	$8,968	$16,734

A deferred tax asset was recognized of $3,375 for the approximate $10,400 of temporary timing differences during the period from inception to May 31, 2005, based on the cash basis of filing its income tax returns. Subsequently, the Company decided to file its tax returns on the accrual basis. Accordingly, an adjustment was made in the current year to eliminate the deferred tax asset and reduce the current income tax liability as of May 31, 2005.

A deferred tax asset was recognized of $11,172 for the approximate $69,463 of temporary timing differences during the year ended May 31, 2006. The major difference resulted from the impairment of the investment in Havana Nights of $57,400. A valuation allowance for $11,172 was recorded as of May 31, 2006, as the Company believes it is more likely than not that this future tax benefit will not be realized.

The following is an analysis of the change in the deferred tax asset during the year ended May 31, 2006:

May 31, 2006

Deferred tax asset, beginning of year	$3,375
Correction during the year based on change in filing income tax returns from cash to accrual basis	(3,375)
Increase due to temporary timing differences during the year:
Allowance for doubtful accounts	1,775
Investment in Havana Nights	7,861
Depreciation	(870)
State income taxes	2,406
Valuation allowance	(11,172)
Deferred tax asset, end of year	-0-

8.  CONTRIBUTED CAPITAL

The President of the Company contributed the value of his services from inception to May 31, 2005, of $15,000, and the value of other expenses totaling $6,708, which consisted of office rent of $2,100, the prorata share of auto expenses of $3,958, and legal services of $650, for a grand total of $21,708. For the year ended May 31, 2006, the president of the Company paid a $2,000 expense on behalf of the company, contributed the value of his services of $31,889, and the prorata share of auto expenses of $4,042 for a grand total of $37,931.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

9.        U.S. CANADIAN MINERALS CONTRACT DEFAULT

After paying 4of the 6 required contract payments of $3,500 each for consulting services, U S Canadian Minerals, Inc. defaulted on their last payment, and no further work was performed by the Company as a result. The parties are continuing to discuss the resolution of this matter.

10.  SUBSEQUENT EVENTS

    REPRODUCTION AND DISTRIBUTION AGREEMENTS
As of August 2006, the Company is expected to develop music CDs of musical tracks owned and controlled by Ciocan Entertainment & Music Group, LLC, an affiliated company, in exchange for the rights for temporary reproduction and distribution of these tracks. The Company will pay royalties of 25% to Ciocan Entertainment & Music Group, LLC per a verbal 10-year agreement between these related parties.

A similar arrangement was made between the Company’s President/CEO wherein he is to receive royalties of 25% for the multi-media releases of a popular film he owns and produced in Cuba called Zafiros Locura Azul ( Sapphire Blue Madness) .

EQUITY INTEREST IN TELEVISION STATIONS
The Company is pursuing the potential management of 15 television broadcasting stations, related licenses and governmental approvals, related intellectual property and operating assets, and other assets to be determined and outlined in a formal definitive agreement from L4 Media Group, LLC.

ISSUANCE OF RESTRICTED COMMON STOCK
On July 2, 2006, the Company authorized the issuance of 560,879 shares of restricted common stock at $.18 per share to various persons for cash and/or services they performed subsequent to May 31, 2006, principally in connection with their efforts to enable the Company to obtain additional capital to sustain its business. Included in these shares were 40,000 shares issued to the accounting firm in part payment for their accounting, tax and financial statement preparation services, 25,000 shares issued to a Board member and the sale of 102,778 shares for cash.