Form 10QSB
period 2006-08-31
FUEGO ENTERTAINMENT, INC.
filed 2006-10-23
CIK 1336277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2006

☐Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission file number: 000-52054

FUEGO ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2078925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19250 NW 89th Court
Miami, FL 33018
(Address, including zip code, of principal executive offices)

Issuer’s telephone number : (305) 829-3777

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR VALUE $.001 PER SHARE

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No  ☐

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of August 31, 2006 was 35,520,441.

FUEGO ENTERTAINMENT, INC.

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "August," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, and elsewhere,, are incorporated by reference into this Form 10-QSB.

PART I: FINANCIAL INFORMATION

Item1. Financial Statements

FUEGO ENTERTAINMENT, INC.
BALANCE SHEET

	August 31,	May 31,
	2006	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,849	$152
Account receivable-trade, less allowance of $11,833 and 0, respectively	26,994	5,000
Accrued federal Income Tax Refund Receivable	19,426	-

Total Current Assets	48,269	5,152

EQUIPMENT, less accumulated depreciation of $4,720 and $2,190, respectively	34,214	33,531

OTHER ASSETS
Production costs	99,184	93,431
Logo, less accumulated amortization of $675 and $630, respectively	1,935	2,070

Total Other Assets	101,119	95,501

	$183,602	$134,184

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$15,979	$9,359
Accounts payable - Related Parties	76,942	23,642
Other Liabilities	2,205	1,630
Income taxes payable	25,702	25,702
Deferred revenue	6,659	6,659

Total Current Liabilities	$127,487	66,992

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.001, 75,000,000 shares authorized, 35,520,441 outstanding	35,521	34,960
Paid in capital	229,295	118,398
Retained earnings(deficit)	(208,701)	(86,166)

Total Stockholders' Equity	56,115	67,192

	$183,602	$134,184

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The	For The
	Three Months Ended	Three Months Ended
	August 31, 2006	August 31, 2005

REVENUES
Music	$21,994	$-
Filming	30,550	5,400
Consulting	6,800	13,419

Total Revenues	59,344	18,819

COSTS AND EXPENSES
Music Royalties - Related Party	5,499
Cost of revenue - Filming	5,000	-
Selling, general and administrative:
TV Development	50,310	-
Stock Based Compensation	75,258
Other	62,573	30,668
Depreciation and amortization	2,665	753

Total costs and expenses	201,305	31,421

(Loss) before income tax (benefit)	(141,961)	(12,602)

Income tax (benefit)	(19,426)	(347)

NET (LOSS)	$(122,535)	$(12,255)

EARNINGS (LOSS) PER SHARE - BASIC	*	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	35,381,074	19,658,491

* less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The	For The
	Three Months Ended	Three Months Ended
	August 31, 2006	August 31, 2005

OPERATING ACTIVITIES
Net income (loss)	$(122,535)	$(12,255)
Adjustments to reconcile net income to net cash provided by operating activities
Contributed services	10,500	6,800
Depreciation and amortization	2,665	1,004
Stock Based Compensation	75,258
Changes in operating assets and liabilities
Accounts receivable	(21,994)	(300)
Accrued federal Income Tax Refund Receivable	(19,426)
Deferred tax asset	-	(1,509)
Other current asset	-	51
Accounts payable	6,620	2,115
Income taxes payable	-	1,162
Other current liabilities	575	-
Deferred revenue	-	5,276
NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	(68,337)	2,344

INVESTING ACTIVITIES
Purchased of equipment	(3,213)	(206)
Production costs	(5,753)	(13,247)
Logo	-	(45)
NET CASH (USED BY) INVESTING ACTIVITIES	(8,966)	(13,498)

FINANCING ACTIVITIES
Proceeds from sale of common stock	25,700	35,029
Deferred financing costs	-	(25,014)
Accounts payable from (to) - Related Parties	53,300	(178)
NET CASH PROVIDED BY FINANCING ACTIVITIES	79,000	9,837

NET INCREASE IN CASH	1,697	(1,317)

CASH, BEGINNING OF PERIOD	152	7,479

CASH, END OF PERIOD	$1,849	$6,162

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

				Subscriptions		Retained
	Common Stock		Paid-in	Common	Amount	Earnings
	Shares	Amount	Capital	Stock	Receivable	(Deficit)	Total

Balance, at inception	-	$-	$-	-	$-	$-	$-
Proceeds from sale of common stock for $.001 per share	7,772,670	7,773					7,773

Proceeds from sale of common stock for $.006 per share	5,500,000	5,500	24,350				29,850

Common stock subscribed
21,262,530 shares @ $.001 per share				21,262	(21,262)		-
295,450 shares @ $.009 per share				2,955	(2,955)		-
105,874 shares @ $.179 per share				19,057	(19,057)		-

Contributed services			21,708				21,708

Net income						39,489	39,489

Balance, May 31, 2005	13,272,670	13,273	46,058	43,274	(43,274)	39,489	98,820

Proceeds received from subscribed shares	21,658,977	21,659	29,412	(51,072)	51,072		51,071

Proceeds from sale of common stock for $.18 per share	27,915	28	4,997				5,025

Common stock subscribed 53,111 shares @.179 per share				9,561	(9,561)

Common stock subscriptions canceled
10,000 shares @ .001 per share				(10)	10
40,500 shares @ .009 per share				(405)	405
7,488 shares @ .179 per share				(1,348)	1,348

Contributed services			37,931				37,931

Net (loss) for the year						(125,655)	(125,655)

Balance, May 31, 2006	34,959,562	34,960	118,398	-	-	(86,166)	67,192

(unaudited)

Proceeds from sale of common stock for $.18 per share	102,778	103	18,397				18,500

Stock based compensation $.18 per share	458,101	458	82,000				82,458

Contributed services			10,500				10,500

Net (loss) for the three months						(122,535)	(122,535)

Balance, August 31, 2006, (unaudited)	35,520,441	$35,521	$229,295	-	$-	$(208,701)	$56,115

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of August 31, 2006 and the results of its operations and cash flows for the three months ended August 31, 2006 and 2005 have been made. Operating results for the three months ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ended May 31, 2007.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended May 31, 2006.

2.	NATURE OF BUSINESS

Fuego Entertainment, Inc. (the “Company”) whose registration on SB2 became effective on July 12, 2006 is primarily engaged in the directing, production, marketing, and distribution of entertainment products, including feature and short films, documentaries, television shows, music, and tour productions. The Company also provides management, marketing, and public relations services to the entertainment industry. During the three months ended August 31, 2006 the majority of revenues earned were earned from companies located in Puerto Rico.

3.	SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, or achieve profitable operations. Management’s plan is to obtain additional capital, and to develop, market and distribute music CDs of musical tracks owned and controlled by Ciocan Entertainment & Music Group, LLC, an affiliated company, for a 25% royalty, to pursue the multi-media releases of a popular film he owns and produced in Cuba for a similar royalty, and to manage various television stations in Puerto Rico and continental United States in which the President/CEO of the Company will own the majority intesest as a managing member of an affiliate . The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	Related Party Transactions

For the three month period ended August 31, 2006, Ciocan advanced to the Company a total of $17,773 to pay for music revenue royalties, accounting and legal fees.

•	For the three month period ended August 31, 2006, Mr. Cancio advanced to the Company a total of $ 47,513 to pay for audit fees, operating expenses and a portion for development expenses.

•
Fees incurred in the three month period end August 31, 2006 for a related party accounting firm totaled $9,514. As of August 31, 2006, $14,455 remained unpaid and is included in the category accounts payable-related party in the accompanying balance sheet.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

4.	Related Party Transactions - continued

An affiliate of the Company initially announced on August 25, 2006, that it was going to launch a full power television station called City TV, Inc. on the island of Puerto Rico under an exclusive agreement with Chum International, but later postponed its commencement because of the potential acquisition of 14 additional television stations owned by another company. Delaying the launch of the Puerto Rico station allows the restructuring of the format for a Spanish language network. With the proposed acquisition of the additional 14 TV stations, the affiliate intends to create its own brand name and launch its own network which the Company intends to manage, and has incurred related prior and current expenses totaling $89,784 of which $50, 310 was incurred in the current quarter. In addition, the Company capitalized equipment relating to this management process of $28,931 as of August 31,2006 of which $ 2,816 was attributed to the current quarter.

5.	INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board Opinion No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.

The provision for current income taxes is as follows:

	For the three months ended Aug 31, 2006	For the three months ended Aug 31, 2005

Current tax expense:
Federal tax at statutory rates	$(48,267)	$(4,112))
Benefit of surtax exemptions	25,296	125
Valuation allowance	(98)	0
Permanent differences	3,643	3,640
Income tax expense	$(19,426)	$(347)

The analysis of income tax expense is as follows:

	For the three months ended Aug 31, 2006	For the three months ended Aug 31, 2005

Current	$(19,426)	1,162
Deferred	- 0 -	(1,509)
Income tax expense	$(19,426)	$(347)

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

6.	CONTRIBUTED CAPITAL

For the three month period end August 31, 2006, the president of the Company contributed the value of his services of $9,000, and the prorata share of auto expenses of $1,500 for a grand total of $10,500.

7.	ISSUANCE OF RESTRICTED COMMON STOCK

On July 2, 2006, the Company authorized the issuance of 560,879 shares of restricted common stock at $.18 per share to various persons for services they performed subsequent to May 31, 2006. Principally in connection with their efforts to enable the Company to obtain additional capital to sustain its business, 361,111 shares were issued to an investment capital firm. In addition to these shares, there were 40,000 shares issued to the accounting firm in part payment for their accounting, tax and financial statement preparation services, 25,000 shares issued to a Board member, the sale of 102,778 shares for cash and 31,990 shares were issued to various individuals for services rendered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion is intended to provide an analysis of our financial condition and Plan of Operation and should be read in conjunction with our financial statements and the notes thereto set forth herein. The matters discussed in this section that are not historical or current facts, deal with potential future circumstances and developments. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

QUARTER ENDED AUGUST 31, 2006

There was a net loss for the current quarter of $122,535. Although revenues were almost $60,000 for that period resulting in a gross profit of approximately $55,000, there were three major expenses which contributed to the loss for the quarter, namely $50,310 for continuing developing expenses on the TV stations being sought by an affiliate over which the Company is seeking to manage, $75,258 in stock based compensation awarded to a number of individuals who had contributed a variety of services for the Company, and the audit and accounting fees of $18,840 relating to the closing for the year end and the filing of Form 10KSB as of August 31, 2006.

Revenues for the current quarter-

For the first time since inception, the Company received $21,994 in music revenues from the sale of pre-recorded music created by an affiliate to whom royalties of 25% of total music revenues were recorded of $5,499. The agreement for this revenue was entered into with Ciocan Entertainment & Music Group, LLC on a verbal basis during the current quarter. These revenues were generated by seven Latin artists under the Company’s music label Fuego Entertainment Music International.

Filming revenues during the current quarter were $30,550 which were generated on a “for-hire” basis from one customer in Puerto Rico . The remaining $6,800 in revenues were earned from a consulting engagement to provide advice regarding the marketing and promotion of a Latin music artist; this engagement was performed with one customer with whom no agreement exists for future services.

Cost of Revenue-

Aside from the recurring royalties to a related party as mentioned above, the only cost of revenue during the quarter was that related to an outside company in connection with direct filming services which was $5,000. The president of the Company, whose compensated efforts for all revenues generated are contributed to capital monthly at $3,000 per month, is the only one presently involved in generating revenues, and therefore, his costs along with related travel, meals and entertainment relating to revenue are recorded in the selling, general and administrative category.

Selling, General and Administrative Expenses-

This category has routinely consisted of all of the recurring and/or normal corporate overhead expenses not separately identified such as depreciation and amortization. This category has recently increased, as in the current quarter, for such items as TV development and stock based compensation. If it were not for these two large items, selling, general and administrative expense for the quarter would be indicative of the level of such expenses for this time period of approximately $60,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations - continued

QUARTER ENDED AUGUST 31, 2006 COMPARED TO THE QUARTER ENDED AUGUST 31, 2005

The loss for the current quarter exceeded the loss for the same quarter a year ago of 12,255 by approximately $100,000 due almost exclusively to the TV development and stock based compensation, less the increase in the related income tax benefit.

Revenues-

Revenues in comparison to a year ago on a quarterly basis increased over $40,000, and gross profit, exclusive of music royalties increased $35,000. Last year there were no music revenues, however, there was a short term consulting agreement from which the increase in last year’s consulting income over this year accounts for the difference of approximately $6,600.

Filming revenues this quarter exceeded the revenues of a year ago by approximately $25,000 due largely to the concentrated efforts of the president of the Company who has spent considerable time in Puerto Rico where revenues for the current quarter were generated. Historically, the majority of the Company’s revenues were generated from this region.

Cost of Revenues-

A year ago there were no cost of sales applicable to revenues earned since the president of the Company was able to generate such revenues without the assistance of anyone outside of the Company. The current quarter’s cost of sales of $5,000, which related to filming, was necessary as the president of the Company was unable to provide such services.

Selling, General and Administrative Expenses-

The current quarter’s selling, general and administrative expenses exceeded the comparable quarter’s expenses by approximately $157,000 due largely to the TV development of $50,310 and stock based compensation of $75,258. The balance of the increase was due mainly to the increase in legal, auditing and accounting expenses which together were approximately $24,000 for the current quarter, the higher level of telephone, meals and entertainment attributed to the TV development in Puerto Rico, and other expenses relating to the attempt to obtain additional financing and becoming a reporting company during the current quarter.

QUARTER ENDED AUGUST 31, 2006 COMPARED TO THE QUARTER ENDED MAY 31, 2006

Compared to the previous quarter, the current quarter’s loss was approximately $45,000 higher due mainly to a drop in revenues of approximately $51,000 resulting in a corresponding reduction in gross profit of approximately $50,000. Although expenses during the current quarter were considerably more, the beneficial reduction in income taxes took up the majority of that difference.

Revenues-

Although music revenues were recorded for the first time this quarter, there was a reduction of almost $70,000 in filming revenues and a reduction in consulting revenues of over $3,000 from the preceding quarter. This can be explained by the fact that the President of the Company, who is the sole person generating revenues, spent the majority of his time developing TV stations in Puerto Rico and other places in the United States for the purpose of ultimately generating advertising revenues from the marketing of Latino businesses throughout those areas within an affiliated company to be owned 70% by the president and over which the Company will manage such interests.

Cost of Revenue-

Because of the lower volume of filming revenues in the current quarter, filming costs were less by approximately $11,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations - continued

Selling, General and Administrative Expenses-

This category resulted in approximately $36,000 more in expenses than the last quarter. Although this quarter had $75,258 in stock based compensation, approximately $11,000 more in TV development expenses and $11,000 more in professional fees than last quarter, it did not have stock registration costs expensed last quarter of approximately $63,000. These items accounted for the majority of the difference in selling, general and administrative expenses between this quarter and last quarter.

Income Tax Benefit-

Compared to the prior quarter provision for income tax which resulted in an income tax expense of approximately $13,000 as a result permanent timing differences including the inability to deduct stock registration costs of approximately $63,000 for income tax purposes, there was an income tax benefit in the current quarter of approximately $19,000, as a result of carrying back the current loss to the periods when the Company had taxable income sufficient to generate that recovery. Therefore, the difference between the current quarter and the prior quarter resulted in approximately $33,000 of a benefit in income taxes.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

MATERIAL COMMITMENTS

We have no material commitments as at the date of this report.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve (12) months.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Principal Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer/Principal Accounting Officer. Based upon that evaluation, we have concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On July 2, 2006, the Company authorized the issuance of 560,879 shares of restricted common stock at $.18 per share to various persons for services they performed subsequent to May 31, 2006. Principally in connection with their efforts to enable the Company to obtain additional capital to sustain its business, 361,111 shares were issued to an investment capital firm. In addition to these shares, there were 40,000 shares issued to the accounting firm in part payment for their accounting, tax and financial statement preparation services, 25,000 shares issued to a Board member, the sale of 102,778 shares for cash and 31,990 shares were issued to various individuals for services rendered.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certificate of Principal Executive Officer
31.2 Certificate of Principal Accounting Officer
32.1 Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUEGO ENTERTAINMENT, INC.
(Registrant)

Date: October 23, 2006	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Executive Officer

Date: October 23, 2006	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 23, 2006	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Director