Form 10KSB/A
period 2006-08-31
FUEGO ENTERTAINMENT, INC.
filed 2006-12-11
CIK 1336277

FUEGO ENTERTAINMENT, INC.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
First Amendment

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 0001336277

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

Secondly, we have focused on the creation and development of our four filming projects. Three of the four projects are documentaries titled One Million Millionaires, Gold in Ecuador and Counterfeit Conspiracy. The fourth project is a reality television series titled The Trader. Our four filming projects cost $93,431 as of May 31, 2006, which included, script development, principal photography, sound engineering, personnel, such as a cameraman, producer and assistant producer, location permits, filming insurance, equipment rental travel and hotel accommodations and crew meals. Meals capitalized were for the crew who are not employees of the Company. They are hired to perform filming services and the Company paid their meals while on location. Absolutely no general and administrative costs were capitalized. Lastly, we initially incurred stock registration costs of $63,382, consisting largely of professional fees, to enable us to pursue a registration statement on Form SB-2 with the Securities and Exchange Commission.

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

We will develop the size of the Ciocan Music Catalogue by increasing the amount of albums we produce and distribute. In order to reduce costs and thereby reduce the risk involved, the initial projects will be compilations which we plan to release as new albums. This approach will allow for increased visibility of our products. This approach is also a response to a current trend in the market where the demand for compilations has increased in recent years. We also plan to license some individual music tracks to other producers, or film production companies to generate additional working capital on a similar royalty basis. Finally, we will develop additional artists within the Latin genre and create our own proprietary library of content. This development strategy includes sourcing and developing new and existing talent, networking with current music producers to evaluate available opportunities, and expanding on related distribution networks. A similar arrangement was made between the Company’s President/CEO wherein he is to receive royalties of 25% for the multi-media releases of a popular film he owns and produced in Cuba called Zafiros Locura Azul ( Sapphire Blue Madness) . The President and CEO of the Company owns 100% of the rights to the Film Zafiros Locural Azul. The film has never been distributed or commercialized. Fuego Entertainment acquired from the Company’s President the right to market, promote, and distribute the film in all formats: Theatrical release, Television, cable, DVD. This is part of a 10 year licensing agreement in which Fuego Entertainment will keep 75% of the net revenues generated. There was no payment of any kind involved in the transaction.

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

All projects are in final post production stages: The reason why these projects have been postponed are as follows. The company is seeking distribution for each individual project while exploring other possibilities such as going straight to DVD sales, instead of seeking theatrical distribution. In addition, there are other reasons outlined below for the delay that apply to each individual project:

a) Gold In Ecuador is almost complete. The company is currently trying to seek distribution for this project prior to incurring anymore postproduction cost. This project will be released upon obtaining distribution.

b) One Million Millionaires: This documentary is in final postproduction stage and has not been finished because the company is waiting for the outcome of an ongoing investigation of the individual whose life this documentary life is based on. There have also been several legal complaints filed against this person. Mr. Cancio has elected to wait and see the outcome of this pending legal matter in order to include it in the film project. In essence, the company is waiting for an ending to this story. Because of the above mentioned, there is no targeted distribution date for this project.

c) Counterfeit Conspiracy: This documentary is still in postproduction (editing). The company continues to add received material and information that it is considering including in the film. The company expects this film to be complete in the summer of 2007.

Neither the Puerto Rican Television project nor any other project the company is currently working on will affect the film projects.

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

All projects that generated revenues were work for hire projects such as corporate and music videos, consulting fees, etc. The company, from inception, has engaged in such projects and will continue to seek projects of this nature. The company engaged in three to four projects per period. All projects were completed and did not continue into the future.

Cost of Filming Revenues:

Of the filming revenues generated for the current year, our Presidnet/CEO was able to perform the majority of effort necessary to generate such revenues as in the past period. His compensation and expense for such efforts was categorized in other selling, general and administrative expense categories and therefore not included as a cost of filming revenues in accordance with generally accepted accounting principles. No employee compensation was ever included in the cost of filming projects since inception.

Operating Expenses:

The current year's operating expenses increased dramatically. Selling, general and administrative expenses totaled $234,539 which included $63,382 for stock registration costs, $39,474 for television development expenses, $34,842 for related party accounting, tax and financial preparation services performed for the Company by a Miami based CPA firm, $36,000 for management compensation, and $27,636 for travel, meals and entertainment expenses. Fuego Entertainment has not made any direct investment for the TV Station in Puerto Rico. “The “substantial funds” provided thus far by Fuego are directly related to the Television project and not the TV station itself, such as, development of TV programming, producing TV pilots for several shows Fuego intents to produce, a sales presentation DVD that showcases the extend of Fuego’ programming. Fuego also hired a team of sales representative with the sole intention of presenting our DVD to the many different advertising agencies in the Island of Puerto Rico. The intention was to get solid commitments from the Advertising agencies and their respective clients to sponsor the shows prior to management making the final decision of going into full production. . All of the above was done in anticipation of Fuego intention’s to manage and operate the Station in Puerto Rico that is leased by the company President. Management anticipates incurring further substantial amounts to manage and operate the stations and to continue the development of fresh content (programming), which would have an impact on the liquidity and resources of the company. Management is currently seeking funding for this project and expects to have funding in place by end of year. Managements believes that with the above mentioned already in place, the TV project in Puerto Rico will bring substantial management revenues to the company due to tremendous potential of advertising sales. It is management’s belief that the end result will amount to a positive impact on the liquidity and resources of the Company.

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

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act, however, there were a number of areas where improvement was noted by the Company’s auditors, which management is in the process of correcting. Documentation supporting cash transactions including payments for crew compensation was non existent. The Company should have obtained from each crew member the amount paid and their signature as well as information necessary to generate the appropriate government forms 1099 and 1096.

In connection with the development of a leased TV channel in Puerto Rico, the Company shared in paying for certain expenses including travel, lodging and meals for its President, in connection with the pursuit of available TV programming in that area. There was inadequate documentation to support the allocation of such expenses between the Company and the TV station owned by the Company’s president. In addition there were no signed agreements between the Company and the personnel retained to perform services in connection with obtaining TV programming which should disclose as a minimum, the nature of the services to be rendered, the amount of periodic compensation being paid and the term of the services.

The lack of support concerning the above matters was considered to be a material weaknesses in internal control, which weakness commenced during the entire period from inception of the Company as to the first matter and the last quarter of the fiscal year ended May 31, 2006, as to the second matter.

The President of the Company has since required documentation for all disbursements, has recorded in a journal the information necessary to allocate amounts among entities, and will obtain written agreements for all services to be provided to the Company.

Thus, given the identified matters, and the steps undertaken by management to correct these matters, it is management’s determination that our disclosure controls and procedures are now effective.

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

Audit Fees

We paid Braverman International P.C. a total of $59,702 for audits and interim filings including SB-2 registration reviews since inception. The SB-2 was $15,628, the interim filings were $7,789 and the rest were for two audits of $36,285.
.

Audit-Related Fees

Audit related fees billed by Braverman International, P.C. was $17,500 for the year ended May 31, 2006.

Tax Fees

None paid to Braverman International, P.C.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUEGO ENTERTAINMENT, INC.

Date: December 6, 2006	By:	/s/ Hugo M. Cancio
Hugo M. Cancio , Principal Executive officer

Date: December 6, 2006	By:	/s/ Hugo M. Cancio
Hugo M. Cancio, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 6, 2006	By:	/s/ Hugo M. Cancio
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

Braverman International, P.C.
Prescott, Arizona
August 26, 2006

FUEGO ENTERTAINMENT, INC.
BALANCE SHEET
May 31, 2006

ASSETS

CURRENT ASSETS
Cash	$152
Account receivable-trade, less allowance of $11,833 in 2006	5,000

Total Current Assets	5,152

EQUIPMENT, less accumulated depreciation of $2,190	33,531

OTHER ASSETS
Production costs	93,431
Logo, less accumulated amortization of $630	2,070

Total Other Assets	95,501

$134,184

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$9,359
Accounts payable - related party	23,642
Other liabilities	1,630
Income taxes payable	25,702
Deferred revenue	6,659

Total Current Liabilities	66,992

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.001, 75,000,000 shares authorized, 34,959,562 issued and outstanding	34,960
Paid in capital	118,398
Retained earnings(deficit)	(86,166)

Total Stockholders' Equity	67,192

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

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS

		From
	For The	December 30, 2004
	Year Ended	(Inception) to
	May 31,2006	May 31,2005

OPERATING ACTIVITIES
Net income (loss) from operations	$(125,655)	$39,489
Adjustments to reconcile net income to net cash provided by
operating activities
Contributed capital	37,931	21,708
Impairment loss on investment	57,400	-
Depreciation and amortization	2,409	411
Changes in operating assets and liabilities
Accounts receivable	11,833	(16,833)
Deferred tax asset	3,375	(3,375)
Other current asset	1,552	(1,552)
Accounts payable	(8,849)	18,208
Accounts payable - related party	23,642	-
Income taxes payable	5,593	20,109
Other current liabilities	1,630	-
Deferred revenue	1,968	4,691
Production costs	(42,999)	(50,432)

NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	(30,170)	32,424

INVESTING ACTIVITIES
Purchased of equipment, software, & furniture	(32,951)	(2,770)
Investments	-	(57,400)
Logo	-	(2,700)
NET CASH (USED BY) INVESTING ACTIVITIES	(32,951)	(62,870)

FINANCING ACTIVITIES
Proceeds from sale of common stock	56,096	37,623
Advances from related parties	(302)	302
NET CASH PROVIDED BY FINANCING ACTIVITIES	55,794	37,925

NET INCREASE IN CASH	(7,327)	7,479

CASH, BEGINNING OF PERIOD	7,479	-

CASH, END OF PERIOD	$152	$7,479

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

•
The Company paid $119,219 towards the development of contracted services in Puerto Rico in connection with its planned management of programming for a TV channel to be located there. Of that amount $79,745 was reimbursed by the president of the Company, leaving $39,474 as the Company’s portion which was considered to be a development expense to enable the Company to determine whether there was sufficient interest by local Puerto Rican businesses to provide programming content to obtain revenues from major advertisers. The Company’s shared payments for some of the development expenses was provided for the purpose of eventually managing the programming for the TV channel and did not result in any equity investment or beneficial interest in the corporation formed by the president of the Company to lease the TV channel in Puerto Rico.

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

•
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

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

6.  RELATED PARTY TRANSACTIONS-continued

•
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

The relevance of the President’s investment in the radio station in Puerto Rico is that the management of the station by the Company is dependent on the President’s acquisition of the leased TV channel in Puerto Rico.

•
The accounting firm contracted for accounting, tax and financial statement preparation services has two employees who had purchased 23,000 shares of common stock of the Company in August 2005 at $.18 per share. Subsequent to May 31, 2006, 40,000 shares of restricted common stock were issued in exchange for accounting services valued at $.18 per share. Fees incurred during the fiscal year ended May 31, 2006 for this accounting firm totaled $33,842, of which $23,642 remained unpaid as of that date and appears as accounts payable-related party in the accompanying balance sheet at May 31, 2006 because of the accounting firm’s ownership of the Company’s common stock at that date.

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