Form 10QSB
period 2006-11-30
FUEGO ENTERTAINMENT, INC.
filed 2007-01-19
CIK 1336277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2006

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

Yes ☒ No  ☐

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of November 30, 2006 was 35,520,441.

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

PART I: FINANCIAL INFORMATION

Item1. Financial Statements

FUEGO ENTERTAINMENT, INC.
BALANCE SHEET

	November 30,	May 31,
	2006	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$152
Account receivable-trade, less allowance
of $11,833 and 0, respectively	44,787	5,000
Accrued federal Income Tax Refund Receivable	19,426	-

Total Current Assets	64,213	5,152

EQUIPMENT, less accumulated depreciation
of $7,633 and $2,190, respectively	45,669	33,531

OTHER ASSETS
Production costs	100,739	93,431
Investment - Affiliation Agreements	50,000
Logo, less accumulated amortization
of $900 and $630, respectively	1,800	2,070

Total Other Assets	152,539	95,501

	$262,421	$134,184

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$21,400	$9,359
Accounts payable-related party	28,244	23,642
Other Liabilities	3,030	1,630
Income taxes payable	25,702	25,702
Deferred revenue	6,659	6,659

Total Current Liabilities	85,035	66,992

Long-Term Debt
Notes payable - Related Parties	216,576

Total Liabilities	301,611	66,992

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.001, 75,000,000
shares authorized, 35,520,441 outstanding
November 30; 34,959,562 outstanding May 31	35,521	34,960
Paid in capital	242,870	118,398
Retained earnings(deficit)	(317,580)	(86,166)

Total Stockholders' Equity (Deficit)	(39,189)	67,192

	$262,421	$134,184

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC
STATEMENTS OF OPERATIONS
(unaudited)

	For The	For The	For The	For The
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2006	November 30, 2005	November 30, 2006	November 30, 2005

REVENUES
Misc. Revenue	$-	$-	$-	$19
Music	17,793	-	39,787	-
Filming	-	-	30,550	5,400
Consulting	-	-	6,800	13,400

Total Revenues	17,793	-	77,137	18,800

COSTS AND EXPENSES
Music Royalties and other - Related Party	5,351	-	10,849	-
Cost of revenue - Filming	-	-	5,000	-
Selling, general and administrative:
Stock Based Compensation	-	-	75,258	-
Other	71,323	29,083	133,896	59,733
TV Development	46,835	-	97,146	-
Impairment of investmest	-	57,400	-	57,400
Depreciation and amortization	3,163	735	5,828	1,506

Total costs and expenses	126,672	87,218	327,977	118,639

(Loss) before income tax (benefit)	(108,879)	(87,218)	(250,840)	(99,839)

Income tax (benefit)	-	(12,049)	(19,426)	(12,396)

NET (LOSS)	$(108,879)	$(75,169)	$(231,414)	$(87,443)

EARNINGS (LOSS) PER SHARE - BASIC	*	*	$(0.01)	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	35,520,441	33,016,263	35,450,758	26,337,377

* less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For The	For The
	Six Months Ended	Six Months Ended
	November 30, 2006	November 30, 2005

OPERATING ACTIVITIES
Net income (loss)	$(231,414)	$(87,424)
Adjustments to reconcile net income to net cash provided by operating activities
Contributed services	24,075	13,889
Impairment loss on investment	-	57,400
Depreciation and amortization	5,828	1,506
Stock Based Compensation	75,258
Changes in operating assets and liabilities
Accounts receivable	(39,787)	(300)
Accrued federal Income Tax Refund Receivable	(19,426)
Deferred tax asset	-	(10,157)
Other current asset	-	51
Accounts payable	12,041	20,401
Income taxes payable	-	(2,239)
Other current liabilities	1,400	1,010
Deferred revenue	-	5,617
NET CASH (USED BY) OPERATING ACTIVITIES	(172,025)	(246)

INVESTING ACTIVITIES
Purchased of equipment	(17,696)	-
Production costs	(7,308)	(18,000)
Investments - Affiliation Agreements	(50,000)	-
NET CASH (USED BY) INVESTING ACTIVITIES	(75,004)	(18,000)

FINANCING ACTIVITIES
Proceeds from sale of common stock	25,700	54,609
Deferred financing costs	-	(43,663)
Proceeds from (to) - Related Parties	221,177	(179)
NET CASH PROVIDED BY FINANCING ACTIVITIES	246,877	10,767

NET DECREASE IN CASH	(152)	(7,479)

CASH, BEGINNING OF PERIOD	152	7,479

CASH, END OF PERIOD	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Subscriptions		Retained
	Common Stock		Paid-in	Common	Amount	Earnings
	Shares	Amount	Capital	Stock	Receivable	(Deficit)	Total

Balance, at inception	-	$-	$-	-	$-	$-	$-
Proceeds from sale of common stock for
$.001 per share	7,772,670	7,773					7,773

Proceeds from sale of common stock for
$.006 per share	5,500,000	5,500	24,350				29,850

Common stock subscribed
21,262,530 shares @ $.001 per share				21,262	(21,262)		-
295,450 shares @ $.009 per share				2,955	(2,955)		-
105,874 shares @ $.179 per share				19,057	(19,057)		-

Contributed services			21,708				21,708

Net income						39,489	39,489

Balance, May 31, 2005	13,272,670	13,273	46,058	43,274	(43,274)	39,489	98,820

Proceeds received from subscribed shares	21,658,977	21,659	29,412	(51,072)	51,072		51,071

Proceeds from sale of common stock for
$.18 per share	27,915	28	4,997				5,025

Common stock subscribed							-
53,111 shares @.179 per share				9,561	(9,561)

Common stock subscriptions canceled
10,000 shares @ .001 per share				(10)	10
40,500 shares @ .009 per share				(405)	405
7,488 shares @ .179 per share				(1,348)	1,348

Contributed services			37,931				37,931

Net (loss) for the year						(125,655)	(125,655)

Balance, May 31, 2006	34,959,562	34,960	118,398	-	-	(86,166)	67,192

(unaudited)

Proceeds from sale of common stock for
$.18 per share	102,778	103	18,397				18,500

Stock based compensation
$.18 per share	458,101	458	82,000				82,458

Contributed services			24,075				24,075

Net (loss) for the six months						(231,414)	(231,414)

Balance, November 30, 2006, (unaudited)	35,520,441	$35,521	$242,870	-	$-	$(317,580)	$(39,189)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of November 30, 2006 and the results of its operations and cash flows for the six months ended November 30, 2006 and 2005 have been made. Operating results for the six months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ended May 31, 2007.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended May 31, 2006.

2.	NATURE OF BUSINESS

Fuego Entertainment, Inc. (the “Company”) whose registration statement on SB2 became effective on July 12, 2006 is primarily engaged in the directing, production, marketing, and distribution of entertainment products, including feature and short films, documentaries, television shows, music, and tour productions. The Company also provides management, marketing, and public relations services to the entertainment industry. During the six months ended November 30, 2006 the majority of revenues earned were earned from companies located in Puerto Rico.

3.	SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, or achieve profitable operations. Management’s plan is to obtain additional capital, and to develop, market and distribute music CDs of musical tracks owned and controlled by Ciocan Entertainment & Music Group, LLC, an affiliated company, for a 25% royalty; to pursue the multi-media releases of a popular film the President/CEO of the Company owns and produced in Cuba for a similar royalty, and to manage various television stations in Puerto Rico and continental United States in which the President/CEO of the Company will own the majority interest as a managing member of an affiliate . The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

4.	RELATED PARTY TRANSACTIONS

•
For the six month period ended November 30, 2006, Ciocan advanced to the Company a total of $32,300 for accounting and legal fees, and was owed a total of $9,947 for music royalties. As of November 30, 2006 Ciocan was owed $42,247.

•
For the six month period ended November 30, 2006, Mr. Cancio advanced to and is owed by the Company a total of $174,329 for audit fees, operating expenses, TVdevelopment expenses, and the $50,000 advanced for the purchase of affiliation agreements from VSEN which acquisition is presently being finalized.

•
Fees incurred in the six month period end November 30, 2006 for a related party accounting firm totaled $23,303. The total amount owed to the firm as of November 30, 2006 was $28,244. which is included in the category, accounts payable-related parties, in the accompanying balance sheet.

An affiliate of the Company initially announced on August 25, 2006, that it was going to launch a full power television station called City TV, Inc. on the island of Puerto Rico under an exclusive agreement with Chum International, but later postponed its commencement because of the potential acquisition of 14 additional television stations owned by another company. Delaying the launch of the Puerto Rico station allows the restructuring of the format for a Spanish language network. With the proposed acquisition of the additional 14 TV stations, the affiliate intends to create its own brand name and launch its own network which the Company intends to manage, and has incurred related prior and current expenses totaling $136,620 of which $62,672 was incurred in the six month period ended November 30, 2006. In addition, the Company capitalized equipment relating to this management process of $31,747 as of November 30, 2006.

5.	INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board Opinion No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

5.	INCOME TAXES - continued

The provision for current income taxes is as follows:

	For the six months ended Nov 30, 2006	For the six months ended Nov 30, 2005

Current tax expense:
Federal tax at statutory rates	$(85,286)	$(33,939)
State income taxes less federal tax benefit	0	0
Benefit of surtax exemptions	59,139	4,369
Valuation allowance	(1,571)	6,700
Permanent differences	8,292	10,474
Income tax expense	$(19,426)	$(12,396)

The analysis of income tax expense is as follows:

	For the six months ended Nov 30, 2006	For the six months ended Nov 30, 2005

Current	$(19,426)	(2,239)
Deferred	- 0 -	(10,157)
Income tax expense	$(19,426)	$(12,396)

The following is an analysis of the change in the deferred tax asset:

	For the six months ended Nov 30, 2006	For the six months ended Nov 30, 2005

Unearned Income		914
Impairment of Investment		8,938
Depreciation	1,571	305
Valuation allowance	(1,571)	0
Deferred tax asset, end of year	-0-	10,157

6.	CONTRIBUTED CAPITAL

For the six month period end November 30, 2006, the president of the Company contributed the value of his services of $18,000, the prorata share of auto expenses of $2,875, and rent for corporate office facilities of $3,200 for a grand total of $24,075.

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

8.	NOTES PAYABLE-RELATED PARTIES

Amounts contributed to November 30, 2006, by related parties, the President/CEO and Ciocan, were converted to Long Term Notes payable totaling $216,576. The notes are non interest bearing and are not collateralized.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

QUARTER ENDED NOVEMBER 30, 2006

There was a net loss for the current quarter of $108,880. Although revenues were almost $18,000 for that period resulting in a gross profit of approximately $13,000, there were three major expenses which contributed to the loss for the quarter, namely $46,835 for continuing developing expenses on the TV stations being sought by an affiliate over which the Company is seeking to manage, and the audit and accounting fees of $28,262 relating to the preparation of financial statements included in Form 10-KSB for the fiscal year ended May 31, 2006,along with accounting fees for first 10-QSB of the current fiscal year.

Revenues for the current quarter-

The Company received $17,793 in music revenues from the sale of pre-recorded music created by an affiliate to whom royalties of 25% of total music revenues were recorded of $4,448. The agreement for this revenue was entered into with Ciocan Entertainment & Music Group, LLC on a verbal basis during the first quarter. These revenues were generated by seven Latin artists under the Company’s music label Fuego Entertainment Music International.

There were no revenues in this quarter resulting from Filming or Consulting.

Cost of Revenue-

Aside from the recurring royalties to a related party as mentioned above, there were no additional costs of revenue. The president of the Company, whose compensated efforts for all revenues generated are contributed to capital monthly at $3,000, is the only one presently involved in generating revenues, and therefore, his costs along with related travel, meals and entertainment relating to revenue are recorded in selling, general and administrative category.

Selling, General and Administrative Expenses-

This category has routinely consisted of all of the recurring and/or normal corporate overhead expenses not separately identified such as depreciation and amortization. This category has recently increased, as in the current quarter, for such items accounting & auditing Fees due to the completion of Form 10-KSB and Form 10-QSB during the current quarter. If it were not for these items, selling, general and administrative expense for the quarter would be indicative of the level of such expenses for this time period of approximately $40,000.

Income Tax Benefit-

Income taxes for the current quarter were nil as the Company had no additional income tax benefits to record, and the tax benefit associated with the current quarter’s operating loss was completely offset by a valuation allowance.

QUARTER ENDED NOVEMBER 30, 2006 COMPARED TO THE QUARTER ENDED NOVEMBER 30, 2005

The loss for the current quarter exceeded the loss for the same quarter a year ago of $75,169 by approximately $33,000 due almost exclusively to the additional TV development expense in the current quarter.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION - continued

Revenues-

Revenues in comparison to a year ago on a quarterly basis increased around $18,000, and gross profit, exclusive of music royalties increased $18,000. Last year there were no music revenues because the music royalty agreement had not yet been entered into. Although there was a short term consulting agreement, no consulting income was generated in either quarter. Management expects music revenues to increase as more music titles will be released and added to the existing agreement between Ciocan Entertainment and Fuego Entertainment Inc.

No Filming revenues or work for hire occurred as a result of the president of the company spending the majority of his time developing Fuego TV, a television network that will potentially air in Puerto Rico. Historically, the majority of the Company’s revenues were generated from this region.

Cost of Revenues-

Due to the focus on other revenue generating opportunities, there was less emphasis on filming. There were no filming activities that occurred in either quarter therefore no costs were incurred or associated with this service.

Selling, General and Administrative Expenses-

The current quarter’s selling, general and administrative expenses exceeded the comparable quarter’s expenses by approximately $42,000 due largely to the increase in legal, auditing and accounting expenses which together were approximately $36,000 and the higher level of telephone, meals and entertainment attributed to the TV development in Puerto Rico, and other expenses relating to the attempt to obtain additional financing and sustaining a reporting company during the current quarter.

Income Tax Benefit-

Compared to the prior year’s quarterly provision for income tax which resulted in an income tax benefit of approximately $12,000, there was no additional income tax benefit this quarter since the tax benefit associated with the current quarter’s operating loss was completely offset by a valuation allowance. .

SIX MONTHS ENDED NOVEMBER 30, 2006 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2005

Compared to the previous six month period a year ago, the current six months’ loss was approximately $145,000 higher due mainly to an increase in overall expenses of approximately $200,000. The most influential of these expense increases were related to TV Development which increased $97,000 and Stock Based Compensation of $75,000. The TV development expenses were necessary due to the fact that the President of the Company, who is the sole person generating revenues, spent the majority of his time developing TV stations in Puerto Rico and other places in the United States for the purpose of ultimately generating advertising revenues from the marketing of Latino businesses throughout those areas within an affiliated company to be owned 70% by the president and over which the Company will manage such interests. We will not have any ownership of the TV network.

Although expenses during the current quarter were considerably higher, the beneficial reduction in income taxes were approximately $20,000.

Revenues-

Although music revenues were recorded for the first time in this six month period of approximately $40,000, and an increase of $25,000 in filming revenues, there was an offsetting reduction in consulting revenues of over $6,500 from the six month period a year ago, resulting in an overall increase of about $60,000.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION - continued

Cost of Revenue-

There were no costs for the comparative six months as the President/CEO was the only person who generated the revenues during that period and his compensation and related travel expenses are included in Selling, general and administrative expenses.

Selling, General and Administrative Expenses-

This category resulted in approximately $200,000 more in expenses than last year’s six month period due principally to the increase in professional fees of $40,000, and stock based compensation of about $75,000..

Income Tax Benefit-

Compared to the prior six months period income tax which resulted in an income tax benefit of approximately $13,000, there was an income tax benefit in the current six month period of approximately $19,500. Therefore, the recorded difference between the current six month period and the six month period a year ago is approximately $7,000 of a benefit in income taxes. There was no additional income tax benefit this quarter since the remaining income tax benefit associated with the current six month period’s operating loss was completely offset by a valuation allowance.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

MATERIAL COMMITMENTS

Fuego Entertainment entered into a note payable to make reimbursement payments to Hugo Cancio and Ciocan for amounts owed to then as of November 30, 2006 which is to be paid in full. by December 1, 2007.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve (12) months.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company’s registration statement with the Securities and Exchange Commission recently became effective, there were no proceeds from the offering to benefit the Company. The Company has a deficit in working capital and stockholders’ equity at November 30, 2006, is delinquent in the filing of its income tax returns, and is past due on the majority of its accounts payable. It has no line of credit or other outside financing sources presently to enable it to finance existing operations, and is dependent on its shareholders for current cash flows. Accordingly, it is presently seeking financing to continue in existence. The Company is dependent solely on its President/CEO for all revenue generating opportunities, and his time has been almost exclusively devoted to the development of the F uego TV Network which he believes will be beneficial for the Company as his intention is to have the Company manage the network for fees out of which the management expenses will be paid.

In the past few months Management has been observing very closely the many events that are taking place in Cuba, the homeland of the President/CEO of the company. Cuban President Fidel Castro is reported to be very ill and has temporally transferred power to his brother Raul Castro, therefore changes in Cuba may be eminent. The inevitable death of Cuba’s President Fidel Castro will propel the Caribbean island into a new era… an era that may bring political and economic transformations and an enormous amount of foreign direct investment and potential prosperity to the Cuban national economy. Cuba is already experiencing a soft and passive transition in its government. Management has commenced exploring potential business opportunities in Cuba.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION - continued

While American companies and investors are currently prohibited from investing directly in Cuba, management hopes to be ready to act once those sanctions are lifted. If the US embargo is lifted, the media and telecommunications sectors in which we are becoming involved, are industries that we would likely lead in the rebuilding of Cuba’s infrastructure.

Item 3. Controls and Procedures.

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

None

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

(b) Reports on Form 8-K

Form 8K filed with the SEC September 5, 2006
Form 8K filed with the SEC September 28, 2006
Form 8K filed with the SEC November 22, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUEGO ENTERTAINMENT, INC.
(Registrant)

Date: January 19, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Executive Officer

Date: January 19, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 19, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Director