Form 10KSB/A
period 2006-05-31
FUEGO ENTERTAINMENT, INC.
filed 2007-04-23
CIK 1336277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Second Amendment

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 000-52054

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

As of May 31, 2006, we had 34,959,562 shares of our $0.001 par value common stock issued and outstanding. On August 1, 2006, we had 10,459,562 shares of our common stock held by non-affiliates. The aggregate market value of our common stock held by non-affiliates was approximately $5,229,781.

Explanatory Note

Item 8A pertaining to the disclosures for management’s evaluation of disclosure controls and procedures and internal controls over financial reporting required by items 307 and 308 have been revised and the certifications of the Principal Executive Officer and Principal Financial Officer conformed to Item 601(b)(31). We have further reclassified production costs from an investing activity to an operating activity. The impact of reclassifying production costs from an investing activity to an operating activity was material to cash flows for all periods presented, and comments about that change were addressed in liquidity and capital resources section of this amended 10KSB. A new restatement footnote was added to explain that restatement within Note 1 of the Notes to financial statements and as per item 9 herein.

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

ITEM 1.   DESCRIPTION OF BUSINESS - continued

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

ITEM 1.   DESCRIPTION OF BUSINESS - continued

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

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

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

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

Cost of Filming Revenues:

Of the filming revenues generated for the current year, our Presidnet/CEO was able to perform the majority of effort necessary to generate such revenues as in the past period. His $36,000 of compensation and expense for such efforts was contributed for the year by him and categorized in other selling, general and administrative expense categories and therefore not included as a cost of filming revenues in accordance with generally accepted accounting principles.

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

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

ITEM 7.   FINANCIAL STATEMENTS. - Financial statements following Signature page on page F-1

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

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation,they concluded that our disclosure controls and procedures were ineffective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act, however, there were a number of areas where improvement was noted by the Company’s auditors, which management is in the process of correcting. Documentation supporting cash transactions including payments for crew compensation was non existent. The Company should have obtained from each crew member the amount paid and their signature as well as information necessary to generate the appropriate government forms 1099 and 1096.

We also note the incorrect characterization of production costs in our statement of cash flows that resulted in a material change to cash flows from operating and investing activities.

ITEM 8A. CONTROLS AND PROCEDURES - continued

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

Changes in Internal Controls

There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.	Description and Method of Filing

10.1	Zafiros Locura Azul Agreement

31.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of Principal Accounting Officer as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.1	Certificate of Principal Accounting Officer as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

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

FUEGO ENTERTAINMENT, INC.

Date: April 18, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio , Principal Executive officer

Date: April 18, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 18, 2007	By:	/s/ Hugo M. Cancio
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

/s/ Braverman International, P.C.
Braverman International, P.C.
Prescott, Arizona
August 26, 2006, except for Note 1, in which the
restatement of cash flows is disclosed, and
as to which the date is April 18, 2007

FUEGO ENTERTAINMENT, INC.
BALANCE SHEET
May 31, 2006

ASSETS

CURRENT ASSETS
Cash	$152
Account receivable-trade, less allowance
of $11,833 in 2006	5,000

Total Current Assets	5,152

EQUIPMENT, less accumulated depreciation of $2,190	33,531

OTHER ASSETS
Production costs	93,431
Logo, less accumulated amortization of $630	2,070

Total Other Assets	95,501

$134,184

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$9,359
Accounts payable - Related Party	23,642
Other Liabilities	1,630
Income taxes payable	25,702
Deferred revenue	6,659

Total Current Liabilities	66,992

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.001, 75,000,000
shares authorized, 34,959,562 shares issued and outstanding	34,960
Paid in capital	118,398
Retained earnings(deficit)	(86,166)

Total Stockholders' Equity	67,192

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

* less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

				Subscriptions		Retained
	Common Stock		Paid-in	Common	Amount	Earnings
	Shares	Amount	Capital	Stock	Receivable	(Deficit )	Total

Balance, at inception	-	$-	$-	-	$-	$-	$-
Proceeds from sale of common stock for
$.001 per share	7,772,670	7,773					7,773

Proceeds from sale of common stock for
$.006 per share	5,500,000	5,500	24,350				29,850

Common stock subscribed
21,262,530 shares @ $.001 per share				21,262	(21,262)		-
295,450 shares @ $.009 per share				2,955	(2,955)		-
105,874 shares @ $.179 per share				19,057	(19,057)		-

Contributed services			21,708				21,708

Net income						39,489	39,489

Balance, May 31, 2005	13,272,670	13,273	46,058	43,274	(43,274)	39,489	98,820

Proceeds received from subscribed shares	21,658,977	21,659	29,412	(51,072)	51,072		51,071

Proceeds from sale of common stock for
$.18 per share	27,915	28	4,997				5,025

Common stock subscribed							-
53,111 shares @.179 per share				9,561	(9,561)

Common stock subscriptions canceled
10,000 shares @ .001 per share				(10)	10
40,500 shares @ .009 per share				(405)	405
7,488 shares @ .179 per share				(1,348)	1,348

Contributed services			37,931				37,931

Net (loss) for the year						(125,655)	(125,655)

Balance, May 31, 2006	34,959,562	$34,960	$118,398	-	$-	$(86,166)	$67,192

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS

		From
	For The	December 30, 2004
	Year Ended	(Inception) to
	May 31,2006	May 31,2005
	(Restated)	(Restated)
OPERATING ACTIVITIES
Net income (loss) from operations	$(125,655)	$39,489
Adjustments to reconcile net income to net cash provided by
operating activities
Contributed capital	37,931	21,708
Impairment loss on investment	57,400	-
Depreciation and amortization	2,409	411
Changes in operating assets and liabilities
Accounts receivable	11,833	(16,833)
Deferred tax asset	3,375	(3,375)
Other current asset	1,552	(1,552)
Accounts payable	(8,849)	18,208
Accounts payable - related party	23,642	-
Income taxes payable	5,593	20,109
Other current liabilities	1,630	-
Deferred revenue	1,968	4,691
Production costs	(42,999)	(50,432)

NET CASH PROVIDED BY OPERATING ACTIVITIES	(30,170)	32,424

INVESTING ACTIVITIES
Purchased of equipment, software, & furniture	(32,951)	(2,770)
Investments	-	(57,400)
Logo	-	(2,700)
NET CASH (USED BY) INVESTING ACTIVITIES	(32,951)	(62,870)

FINANCING ACTIVITIES
Proceeds from sale of common stock	56,096	37,623
Advances from related parties	(302)	302
NET CASH PROVIDED BY FINANCING ACTIVITIES	55,794	37,925

NET INCREASE IN CASH	(7,327)	7,479

CASH, BEGINNING OF PERIOD	7,479	-

CASH, END OF PERIOD	$152	$7,479

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

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

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

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

RESTATEMENT OF CASH FLOWS-PRODUCTION COSTS
The accompanying statement of cash flows includes a restatement in classification of production costs from investing to operating activities as required by the above referenced SOP 00-2. Accordingly for the years ended May 31, 2006 and 2005 production costs of $42,999 and $50,432 have been so reclassified. This change had no effect on results of operations or earnings (loss) per share for those years.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

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

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

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

Capitalized production costs represent development costs incurred on projects in process. A summary of these costs as of May 31, 2006, and May 31, 2005 follows:
	May 31, 2006	May 31, 2005
The Trader Show is a reality television show based on the real life activities of amateur and professional stock traders. The Trader Show places an emphasis on the activities of day traders.	$32,666	$ 27,842

Gold in Ecuador is the story of a small mining town of Portobello. In 1916 Mellick Tweedy traveled on a mule through the jungle of a small mining town in Ecuador, this small town became one of the largest gold exporters in South America. Fifty years ago the American company SADCO, abandoned the American shaft, one of the oldest gold mines in the world, leaving the town of Portobello and its people in ruins. Today, the people of Portobello have a new hope, or do they? The Americans are back in Portobello searching for Gold.	15,441	15,148

One Million Millionaires, This is a documentary that will capture the life of a controversial individual, Mr. Urban Casavant and his dream of making 1 million millionaires. For some he is the hope of their life, for others he is a dreamer, however, thousands follow him and wait patiently. The film will cover his life from the time he was a low-income earning prison guard to a multimillion-dollar businessman.	16,110	6,800

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

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS - continued

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

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

7.	INCOME TAXES - continued

The provision for current income taxes is as follows:
	For the year ended May 31, 2006	From December 30, 2004 (Inception) to May 31, 2005

Current tax expense:
Federal tax at statutory rates	$(39,674)	$19,116
State income taxes less federal tax benefit	0	2,645
Benefit of surtax exemptions	2,792	(11,382)
Valuation allowance	11,172
Permanent differences	34,678	6,355
Income tax expense	$8,968	$16,734

The analysis of income tax expense is as follows:
	For the year ended May 31, 2006	From December 30, 2004 (Inception) to May 31, 2005

Current	$8,968	$20,109
Deferred	- 0-	(3,375)
Income tax expense	$8,968	$16,734

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

The following is an analysis of the change in the deferred tax asset during the year ended May 31, 2006:
May 31, 2006
Deferred tax asset, beginning of year	$3,375

Correction during the year based on change in filing income tax returns from cash to accrual basis Increase due to temporary timing differences during the year:	(3,375)

Allowance for doubtful accounts	1,775

Investment in Havana Nights	7,861

Depreciation	(870)

State income taxes	2,406

Valuation allowance	(11,172)

Deferred tax asset, end of year	0

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

8.	CONTRIBUTED CAPITAL

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

REPRODUCTION AND DISTRIBUTION AGREEMENTS
As of August 2006, the Company is expected to develop music CDs of musical tracks owned and controlled by Ciocan Entertainment & Music Group, LLC, an affiliated company, in exchange for the rights for temporary reproduction and distribution of these tracks. The Company will pay royalties based on net sales of 25% to Ciocan Entertainment & Music Group, LLC per a verbal 10-year agreement between these related parties.

A similar arrangement was made between the Company’s President/CEO wherein he is to receive royalties of 25% based on net sales for the multi-media releases of a popular film he owns and produced in Cuba called Zafiros Locura Azul ( Sapphire Blue Madness) .

EQUITY INTEREST IN TELEVISION STATIONS
The Company is pursuing the potential management of 18 television broadcasting stations, related licenses and governmental approvals, related intellectual property and operating assets, and other assets to be determined and outlined in a formal definitive agreement from L4 Media Group, LLC.

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