Form 10QSB
period 2007-02-28
FUEGO ENTERTAINMENT, INC.
filed 2007-04-23
CIK 1336277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2007

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

Yes ☒ No  ☐

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of February 28, 2007 was 35,609,441.

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

PART 1: FINANCIAL INFORMATION

FUEGO ENTERTAINMENT, INC.
BALANCE SHEETS

	February 28,	May 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$152
Account receivable-trade, less allowance
of $11,833 and 0, respectively	136,154	5,000
Accrued federal Income Tax Refund Receivable	12,115	-

Total Current Assets	148,269	5,152

EQUIPMENT, less accumulated depreciation
of $11,010 and $2,190, respectively	42,407	33,531

OTHER ASSETS
Production costs	100,739	93,431
Logo, less accumulated amortization
of $1,035 and $630, respectively	1,665	2,070

Total Other Assets	102,404	95,501

	$293,080	$134,184

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$25,834	$9,359
Accounts payable-related party	29,584	23,642
Other Liabilities	3,217	1,630
Income taxes payable	15,985	25,702
Deferred revenue	6,659	6,659

Total Current Liabilities	81,279	66,992

Long-Term Debt
Notes payable - Related Parties	260,617	-
Accrued Interest - Related Parties	8,480	-

Total Liabilities	350,376	66,992

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Common stock, par value $.001, 75,000,000 shares authorized, 35,609,441 outstanding
February 28; 34,959,562 outstanding May 31	35,610	34,960
Paid in capital	279,426	118,398
Retained earnings(deficit)	(372,332)	(86,166)

Total Stockholders' (Deficit)	(57,296)	67,192

	$293,080	$134,184

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC
STATEMENTS OF OPERATIONS
(unaudited)

	For The		For The
	Three Months Ended		Nine Months Ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006

REVENUES
Misc. Revenue	$-	$-	$-	$19
Music
Music Sales,net of estimated returns	95,466	-	135,254	-
Filming	-	72,872	30,550	78,272
Consulting	-	-	6,800	13,400

Total Revenues	95,466	72,872	172,604	91,691

COSTS AND EXPENSES
Music Royalties - Related Party	25,123	-	35,972	-
Cost of revenue - Filming	-	8,800	5,000	8,800
Cost of Affiliation Agreements	50,000		50,000
Selling, general and administrative:
Compensation - Stock Based and Contributed	20,470	-	95,728	-
Other	(4,969)	22,745	178,036	82,478
TV Development	-	-	97,146	-
Impairment of investmest	-	-	-	57,400
Interest Expense	8,603		9,494
Depreciation and amortization	3,397	(379)	9,225	1,127

Total costs and expenses	102,624	31,166	480,601	149,805

Income (Loss) before income tax	(7,158)	41,706	(307,997)	(58,114)

Income tax (benefit)	(2,406)	8,057	(21,832)	(4,339)

NET (LOSS)	$(4,752)	$33,649	$(286,165)	$(53,775)

EARNINGS (LOSS) PER SHARE - BASIC	*	*	(0.01)	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	35,579,774	34,954,054	35,493,763	29,209,602

* less than $.01 per share
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For The	For The
	Nine Months Ended	Nine Months Ended
	February 28, 2007	February 28, 2006
		(restated)
OPERATING ACTIVITIES
Net income (loss)	$ (286,165)	$ (53,775)
Adjustments to reconcile net income to net cash provided by
operating activities
Contributed services	40,339	27,264
Impairment loss on investment	-	57,400
Depreciation and amortization	9,225	1,127
Stock Based Compensation	95,639	-
Changes in operating assets and liabilities
Accounts receivable	(131,154)	(300)
Accrued federal Income Tax Refund Receivable	(12,115)	-
Deferred tax asset	-	(5,994)
Other current asset	-	51
Accounts payable	22,417	21,455
Income taxes payable	(9,717)	1,655
Other current liabilities	1,586	1,120
Deferred revenue	-	5,617
Production costs	(7,308)	(45,079)
NET CASH (USED BY) OPERATING ACTIVITIES	(277,253)	10,541

INVESTING ACTIVITIES
Purchased of equipment	(17,696)	-
NET CASH (USED BY) INVESTING ACTIVITIES	(17,696)	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	25,700	56,096
Deferred financing costs	-	(51,186)
Proceeds from (to) - Related Parties	260,617	(178)
Accrued Interest - Related Parties	8,480
NET CASH PROVIDED BY FINANCING ACTIVITIES	294,797	4,732

NET DECREASE IN CASH	(152)	15,273

CASH, BEGINNING OF PERIOD	152	7,479

CASH, END OF PERIOD	$ -	$ 22,752

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF STOCKHOLDERS' (DEFICIT)

				Subscriptions		Retained
	Common Stock		Paid-in	Common	Amount	Earnings
	Shares	Amount	Capital	Stock	Receivable	(Deficit )	Total

Balance, at inception	-	$-	$-	-	$-	$-	$-
Proceeds from sale of common stock for
$.001 per share	7,772,670	7,773					7,773

Proceeds from sale of common stock for
$.006 per share	5,500,000	5,500	24,350				29,850

Common stock subscribed
21,262,530 shares @ $.001 per share				21,262	(21,262)		-
295,450 shares @ $.009 per share				2,955	(2,955)		-
105,874 shares @ $.179 per share				19,057	(19,057)		-

Contributed services			21,708				21,708

Net income						39,489	39,489

Balance, May 31, 2005	13,272,670	13,273	46,058	43,274	(43,274)	39,489	98,820

Proceeds received from subscribed shares	21,658,977	21,659	29,412	(51,072)	51,072		51,071

Proceeds from sale of common stock for
$.18 per share	27,915	28	4,997				5,025

Common stock subscribed							-
53,111 shares @.179 per share				9,561	(9,561)

Common stock subscriptions canceled
10,000 shares @ .001 per share				(10)	10
40,500 shares @ .009 per share				(405)	405
7,488 shares @ .179 per share				(1,348)	1,348

Contributed services			37,931				37,931

Net (loss) for the year						(125,655)	(125,655)

Balance, May 31, 2006	34,959,562	34,960	118,398	-	-	(86,166)	67,192

(unaudited)

Proceeds from sale of common stock for
$.18 per share	142,778	143	25,557				25,700

Stock based compensation
$.18 per share	418,101	418	74,840				75,258
$.23 per share	89,000	89	20,292				20,381

Contributed services			40,339				40,339

Net (loss) for the nine months						(286,165)	(286,165)

Balance, February 28, 2007, (unaudited)	35,609,441	$35,610	$279,426	-	$-	$(372,331)	$(57,295)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of February 28, 2007 and the results of its operations and cash flows for the nine months ended February 28, 2007 and 2006 have been made. Operating results for the nine months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ended May 31, 2007.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended May 31, 2006.

2.	NATURE OF BUSINESS

Fuego Entertainment, Inc. (Fuego, we, us, our, or the Company) whose registration statement on SB2 became effective on July 12, 2006 is primarily engaged in the directing, production, marketing, and distribution of entertainment products, including feature and short films, documentaries, television shows, music, and tour productions. The Company also provides management, marketing, and public relations services to the entertainment industry. During the nine months ended February 28, 2006 the majority of revenues earned were were from CD sales worldwide.

3.	SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN
Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Fuego’s ability to continue in existence is dependent on our ability to develop additional sources of capital, or achieve profitable operations. The Company’s plan is to obtain additional capital, and to develop, market and distribute music CDs of musical tracks owned and controlled by Ciocan Entertainment & Music Group, LLC (Ciocan), an affiliated company, for a 25% royalty; to pursue the multi-media releases of a popular film the President/CEO of the Company owns and produced in Cuba for a similar royalty, and to manage various television stations in Puerto Rico and continental United States in which the President/CEO of the Company will own the majority interest as a managing member of an affiliate . Shipping costs of music CDs will be incurred when we assume the role of manufacturer. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	RELATED PARTY TRANSACTIONS

•
For the nine month period ended February 28, 2007, Ciocan advanced us a total of $32,300 for accounting, legal and other fees, and was owed a total of $30,970 for music royalties. As of February 28, 2007 Ciocan was owed $63,270, which is included in Long Term Debt, Notes payable-related parties.

•
For the nine month period ended February 28, 2007, Mr. Cancio advanced to and is owed by the Company a total of $197,348 for audit fees, operating expenses, TV development expenses, and the $50,000 advanced for the purchase of affiliation agreements from VSCN which acquisition is presently being finalized. This amount is included in Long-Term Debt, Notes payable-related parties as of February 28, 2007.

•
Fees incurred in the nine month period end February 28, 2007 for a related party accounting firm totaled $23,303. The total amount owed to the firm as of November 30, 2006 was $28,244. which is included in the category, accounts payable-related parties, in the accompanying balance sheet.

An affiliate of the Company initially announced on August 25, 2006, that it was going to launch a full power television station called City TV, Inc. on the island of Puerto Rico under an exclusive agreement with Chum International, but later postponed its commencement because of the potential acquisition of 14 additional television stations owned by another company. Delaying the launch of the Puerto Rico station allows the restructuring of the format for a Spanish language network. With the proposed acquisition of the additional 14 TV stations, the affiliate intends to create its own brand name and launch its own network which we intend to manage, and have incurred related prior and current expenses totaling $136,620 of which $62,672 was incurred in the nine month period ended February 28, 2007. In addition, we capitalized equipment relating to this management process of $31,747 as of February 28, 2007.

5.	INCOME TAXES

Fuego uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board Opinion No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.

The provision for current income taxes is as follows:

	For the nine months ended Feb 28, 2007	For the nine months ended Feb 28, 2006

Current tax expense:
Federal tax at statutory rates	$(104,719)	$(19,759)
State income taxes less federal tax benefit	0	0
Benefit of surtax exemptions	73,879	5,495
Adjustment to 5/31/06 tax liability	9,717	0
Valuation allowance	4,335	0
Permanent differences	14,382	9,925
Income tax expense	$(2,406)	$(4,339)

The analysis of income tax expense is as follows:

	For the nine months ended Feb 28, 2007	For the nine months ended Feb 28, 2006

Current	$(2,406)	5,030
Deferred	- 0 -	(9,369)
Income tax expense	$(2,406)	$(4,339)

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

5.	INCOME TAXES - continued

The following is an analysis of the change in the deferred tax asset:
	For the nine months ended Feb 28, 2007	For the nine months ended Feb 28, 2006

Allowance for Doubtful Accounts	(1,705)	0
Interest Expense to Related Parties	(2,877)	0
Impairment of Investment		9,253
Depreciation	248	116
Valuation allowance	4,334	0
Deferred tax asset (liability), end of year	-0-	9,369

6.	CONTRIBUTED CAPITAL

For the nine month period end February 28, 2007, the president of the Company contributed the value of his services of $27,000, the prorata share of auto expenses of $5,250, and rent for corporate office facilities of $8,000 for a grand total of $40,250.

7.	ISSUANCE OF RESTRICTED COMMON STOCK

We authorized the issuance of 560,879 shares of restricted common stock at $.18 per share on July 2, 2006 and 89,000 shares of restricted common stock at $.23 per share on February 2, 2007 to various persons for services they performed subsequent to May 31, 2006.

Principally in connection with our efforts to obtain additional capital to sustain our business, the following restricted stock was issued at $.18. Restricted shares of stock consisted of 361,111 issued to an investment capital firm. In addition to these shares, there were 40,000 shares issued to the accounting firm in part payment for their accounting, tax and financial statement preparation services, 25,000 shares issued to a Board member, the sale of 102,778 shares for cash and 31,990 shares were issued to various individuals for services rendered.

Restricted shares of common stock issued at $.23 consisted of 50,000 issues to a Board Member and 39,000 issued to a contracted individual for corporate services provided.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

8.	NOTES PAYABLE - RELATED PARTIES

Amounts owed during the quarter to Ciocan Music & Entertainment, an affiliate, totaled $25,123, which represents the 25% of Music sales owed to Ciocan in accordance with the Music Royalty Agreement. After adjustment from receipts for the quarter ended February 28, 2007, the net amount due to Ciocan is $21,023. At the quarter end, the accumulated amounts advanced from Ciocan Music & Entertainment totaled $63,270.

Amounts paid on behalf of us in the quarter from Hugo Cancio, the President/CEO, totaled $23,018, which represents multiple corporate related expenses, including out of pocket expenses to pay for legal fees, auditing fees, and fuel for business related usage of vehicle. At the quarter end, the accumulated amounts advanced from Hugo Cancio totaled $197,348.

9.	SUBSEQUENT EVENTS

We created a music division in July 2006, named Fuego Entertainment Music International (FEMI) the purpose of which is to sell our music content under this name.

Since launching FEMI, we expanded our music marketing and distribution capabilities and enhanced sales in the process. We hired on March 1, 2007, the services of Adolfo Fernandez, a prestigious publicist from F&F Media Group. Mr. Fernandez's firm represents companies such as WEA Music, Sony BMG, Televisa Group, Univision Music Group, EMI US Latin, EMI Music Colombia, Venemusic, Fonosound, Grupo Origin, Warner Music Latina, and others. Mr. Fernandez has worked with many artists such as Andrea Bocelli, Ricky Martin, Alejandro Sanz, Mark Anthony, Shakira, Gilberto Santarosa, Jennifer Lopez, and others.

We also hired Jorge Artiles on March 1 2007, as Vice-President of Marketing and Promotions for FEMI, Mr. Artiles, who has years of experience in artist management, marketing and promotions started his career in the music industry in 1994 working as a music promoter in Miami. We believe these two additions to the team will help us reach it sales goals.

Gross sales of CDs after February 28, 2007 were approximately $75,000 representing approximately 7,000 CDs.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

QUARTER ENDED FEBRUARY 28, 2007

Fuego Entertainment, Inc. (Fuego, we,our or us) had a net loss for the current quarter of $43,718. Although revenues were almost$96,000 for that period resulting in a gross profit of approximately $70,000, there were three major expenses which contributed to the loss for the quarter, namely $50,000 of written off investments made to acquire content that were later deemed unrecoverable, the audit and accounting fees of $10,640 relating to the preparation of financial statements along with auditing fees for first 10QSB of the current fiscal year, and Stock Based Compensation of $20,470 for the value of common stock issued in exchange for services provided by two separate individuals.

Revenues for the current quarter-

We generated $95,466 in music revenues from the sale of pre-recorded music created by an affiliate to whom royalties of 25% of total music revenues were recorded of $25,123. The agreement for this revenue was entered into with Ciocan Entertainment and Music Group,LLC (Ciocan) on a verbal basis during the first quarter. During the current quarter approximately 12,000 CD’s representing over $ $95,000 in net music revenues were sold.

Since launching FEMI, a dividion of ours, we have expanded its music marketing and distribution capabilities and enhanced sales in the process. We hired on March 1, 2007, the services of Adolfo Fernandez, a prestigious publicist from F&F Media Group. Mr. Fernandez's firm represents companies such as WEA Music, Sony BMG, Televisa Group, Univision Music Group, EMI US Latin, EMI Music Colombia, Venemusic, Fonosound, Grupo Origin, Warner Music Latina, and others. Mr. Fernandez has worked with many artists such as Andrea Bocelli, Ricky Martin, Alejandro Sanz, Mark Anthony, Shakira, Gilberto Santarosa, Jennifer Lopez, and others.

Fuego also hired Jorge Artiles in March 2007, as Vice-President of Marketing and Promotions for FEMI. Mr. Artiles has years of experience in artist management, marketing and promotions. He started his career in the music industry in 1994 working as a music promoter in Miami. We believe these two additions to the team will help us reach our sales goals.
There were no other revenues in this quarter..

Cost of Revenue-

Aside from the recurring royalties to a related party as mentioned above, there were no additional costs of revenue. Our president, whose compensated efforts for all revenues generated are contributed to capital monthly at $3,000 per month, is the only one presently involved in generating revenues, and therefore, his costs along with related travel, meals and entertainment relating to revenue are recorded in the selling, general and administrative category.The cost of CD’s is not included because Ciocan agreed to use its existing inventory of the CD’s sold, however, in the future, we will have to manufacturer them and will assume this cost.

Selling, General and Administrative Expenses-

This category has routinely consisted of all of the recurring and/or normal corporate overhead expenses not separately identified such as depreciation and amortization. This category has recently increased, as in the current quarter, for such items as Stock Based Compensation, Cost of Affiliation Agreements and Accounting & Auditing Fees. If it were not for these three large items, selling, general and administrative expense for the quarter would be indicative of the level of such expenses for this time period of approximately $33,000.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION - continued

Adjustments to Common Stock-

In the quarter ended February 28, 2007, 89,000 shares of restricted common stock was issued at $.23 to a board member and another individual for services performed.

Investments-

An investment was made to Mako Communications to acquire assets and content from VSEN, a television station in Las Vegas, for the potential development of a television and broadband network totaled $50,000. In the quarter ended February 28, 2007, it was determined that the recoverability of the investment amount was doubtful and was therefore written of as a Cost of Affiliation Agreement.

Related Party Transactions-

Amounts owed during the quarter to Ciocan, an affiliate, totaled $25,123, which represents the 25% of Music sales owed to Ciocan in accordance with the Music Royalty Agreement. After adjustment from receipts for the quarter ended February 28, 2007, the net amount due to Ciocan is $21,023. At the quarter end, the accumulated amounts advanced from Ciocan Music & Entertainment totaled $63,270.

Amounts paid on behalf of us in the quarter from Hugo Cancio, the President/CEO, totaled $23,018, which represents multiple corporate related expenses, including out of pocket expenses to pay for legal fees, auditing fees, and fuel for business related usage of vehicle. At the quarter end, the accumulated amounts advanced from Hugo Cancio totaled $197,348.

Fees incurred in the quarter for a related party accounting firm totaled $7,340. The total amount owed to the firm as of quarter ended February 28, 2007 was $29,584, which represents accounting and financial statement preparation fees.

Accrued Interest and Interest Expense-

Amounts loaned to us for the quarter ended February 28, 2007, of $23,019 by our President/CEO Hugo Cancio were added to his Long Term Notes payable now totaling $197,348. The note is unsecured with interest at an annual rate of 15%. The previous note due November 30, 2007 was extended to March 1, 2008. Interest on this note, which began in the quarter ended February 28, 2007 totaled $6,876.

Amounts owed by us of $21,023 for the quarter ended February 28, 2007, to Ciocan were added to its Long Term Notes payable now totaling $63,270. The note is unsecured, with interest at an annual rate of 15%. The previous note due November 30, 2007 was extended to March 1, 2008. Interest on this note, which began in the quarter ended February 28, 2007, totaled $1,604.

The total interest expense for the quarter ended February 28, 2007 was $8,603 and came as a direct result of the above related parties accrued interest.

Income Tax Benefit-

There was no additional income tax benefit earned in this quarter as the current losses experienced may not be recoverable.

QUARTER ENDED FEBRUARY 28, 2007 COMPARED TO THE QUARTER ENDED FEBRUARY 28, 2006

The Net Loss for the current quarter of $4,752 changed greatly in comparison to the same quarter a year ago from a net income of $33,649 by approximately $38,400 due principally to Stock Based Compensation of $11,500, the Cost of Affiliation Agreements of $50,000, and interest expense of $8,603, less the benefit from reduced income taxes of $10, 463 .

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION - continued

Revenues-

Revenues in comparison to a year ago on a quarterly basis increased around $22,500, and gross profit, exclusive of music royalties increased $22,500. Last year there were no music revenues because the music royalty agreement had not yet been entered into. Although there was a short term consulting agreement last year, no Consulting income was generated.. We expect music revenues to increase as more music titles are acquired and released. We have also entered the digital distribution market for music, music videos, sound recordings, films, short films, documentaries, and television content. The company executed an exclusive agreement with Digital Music Group Inc, (DMGI) one of the world leaders.. Under the terms of the agreement, DMGI will distribute our music through their global distribution channels such as: the iTunes Stores, Yahoo! Music, Napster, Real Networks, Musicnet, Wal-Mart Music, Snocap, and others. Our video content will be distributed through Google Video, the iTunes Store, YouTube, and others.

Additionally, we have also authorized Digital Music Group, Inc. to adapt and edit its music for the purpose of creating ringtones for distribution through their mobile channel partners including Verizon, Virgin Mobile, Infospace, Amp'd Mobile.

We believe that as a content provider we are well positioned to capitalize on this new opportunity. This agreement with DMGI willl help maximize our sales potential and revenue stream.

No Filming revenues or work for hire occurred as a resualumlt of our president spending a considerable amount of his time distributing CDs,generating additional revenues and raising capital. Historically, our revenues were generated from various filming in Puerto Rico,however, we have global revenues from the sale of CD albums.

Cost of Revenues-

Due to the focus on other revenue generating opportunities, there was less emphasis on Filming business. There was no Filming that occurred in this quarter therefore no costs were incurred or associated with this service. Current quarter cost of sales for music, there being no costs for the comparative period a year ago, consisted of only accrued royalties on music sales to Ciocan as per our agreement. Net sales for royalty calculation purposes is based on gross rather than net royalties for accounting purposes as we have provided an allowance against gross music revenues for CD returns, estimated at 5% of gross music revenues.

Selling, General and Administrative Expenses-

The current quarter’s selling, general and administrative expenses exceeded the comparable quarter’s expenses by approximately $77,000 due largely to the Cost of Affiliation Agreements of $50,000 and stock based compensation. The balance of the increase was due mainly to the increase in legal, auditing and accounting expenses which together were approximately $17,000 for the current quarter.

Common Stock Issuances-

In the three months ended February 28, 2007, 89,000 shares of restricted common stock was issued at $.23 to a board member and another individual for services performed. In the same three month period in prior year, the only increase to common stock came from the issuance of common sock through Subscription Agreements.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION - continued

Investments-

An investment was made to Mako Communications to acquire assets and content from VSEN, a television station in Las Vegas, for the potential development of a television and broadband network totaled $50,000. In the three months ended February 28, 2007, it was determined that the recoverability of the investment amount was doubtful and was therefore written of as a Cost of Affiliation Agreement.

Related Party Transaction-

Amounts owed during the quarter to Ciocan, totaled $25,123, which represents the 25% of Music sales owed to Ciocan in accordance with the Music Royalty Agreement. After reduction for a paymnet for the quarter ended February 28, 2007, the net amount due to Ciocan is $21,023. At the quarter end, the accumulated amounts advanced from Ciocan Music & Entertainment totaled $63,270.

Amounts paid on behalf of us in the quarter from Hugo Cancio, the President/CEO, totaled $23,018, which represents multiple corporate related expenses, including out of pocket expenses to pay for legal fees, auditing fees, and fuel for business related usage of vehicle. At the quarter end, the accumulated amounts advanced from Hugo Cancio totaled $197,348.

Fees incurred in the quarter for a related party accounting firm totaled $7,340. The total amount owed to the firm as of the quarter ended February 28, 2007 was $29,584, which represents accounting and financial statement preparation fees.

Income Tax Benefit-

Compared to the prior years quarter provision for income tax, which resulted in an income tax expense of approximately $8,000 as a result of permanent timing differences including the impairment of Havana Nights Investment of approximately $58,000 for income tax purposes, there was an income tax benefit this quarter of $2,406.

Accrued Interest and Interest Expense-

 The total interest expense for the three months ended February 28, 2007 was $8,603 as a result of interest accruing on notes to related parties effective December 1, 2006.

NINE MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2006

Compared to the previous nine month period a year ago, the current nine months’ loss was approximately $221,000 higher due mainly to an increase in overall expenses of approximately $285,000. The most influential of these expense increases were related to Cost of Affiliation Agreements of $50,000, TV Development of $97,000, Stock Based Compensation of $95,728 and Accounting & Auditing fees of $31,000. This can be explained by the fact that the President of the Company, who is the sole person generating revenues, spent the majority of his time developing TV stations in Puerto Rico and other places in the United States for the purpose of ultimately generating advertising revenues from the marketing of Latino businesses throughout those areas within an affiliated company to be owned 70% by the president and over which the Company will manage such interests.
Although expenses during the current quarter were considerably more, the beneficial reduction in income taxes offset this amount by approximately $19,000.

Revenues-

Although music revenues were recorded for the first time in this nine month period, there was a decrease of about $48,000 in filming revenues and a reduction in consulting revenues of $6,600 from the nine month period a year ago.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION - continued

Cost of Revenue-

Because of the increased revenue from music sales due to the Music Agreement in the current nine months, Music Royalty costs were $36,000 in comparison to last year of zero. Also, because filming revenue decreased, the costs associated with those productions were reduced by $3,800.

Selling, General and Administrative Expenses-

This category resulted in approximately $191,000 more in expenses than last year’s nine month period. The more significant increase were for professional fees of $30,000, and stock based compensation of $68,000..

Adjustments to Common Stock-

In the nine months ended February 28, 2007, 89,000 shares of restricted common stock was issued at $.23 to a board member and another individual for services performed. In the same nine month period in prior year, the only adjustments to common stock came from the issuance of common sock through Subscription Agreements.

Investments-

An investment made to Mako Communications to acquire assets and content from VSEN, a television station in Las Vegas, for the potential development of a television and broadband network totaled $50,000. In the nine months ended February 28, 2007, it was determined that the recoverability of the investment amount was doubtful and was therefore written of as a Cost of Affiliation Agreement.

Related Party Transaction-

Amounts owed during the quarter to Ciocan, an affiliate, totaled $63,270, which the represents 25% of Music sales owed to Ciocan in accordance with the Music Royalty Agreement and additional corporated expenses paid for on behalf of Fuego. The same nine month period in the prior year did not have any amounts advanced from this related party. At the quarter end, the accumulated amounts advanced from Ciocan totaled $63,270.

Amounts paid on behalf of us in the quarter from Hugo Cancio, the President/CEO, totaled $197,348, which represents multiple corporate related expenses, including out of pocket expenses to pay for legal fees, auditing fees, and fuel for business related usage of vehicle. The same nine month period in the prior year did not have any amounts advanced from this related party. At the quarter end, the accumulated amounts advanced from Hugo Cancio totaled $197,348.

Fees incurred in the nine months ended February 28, 2007 for a related party accounting firm totaled $30,643 in comparison to the same nine month period in prior year of $32,342. The total amount owed to the firm as of February 28, 2007 was $29,584 in comparison to prior year of $23,642, which represents accounting and financial statement preparation fees.

Income Tax Benefit-

Compared to the prior nine months period income tax, which resulted in an income tax benefit of approximately $4,000 as a result of permanent timing differences including the inability to deduct impairment of Havana Nights Investment of $57,400 for income tax purposes, there was an income tax benefit in the current nine month period of approximately $22,000. Therefore, the difference between the current nine month period and the nine month period a year ago is approximately $18,000 of a benefit in income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION - continued

Accrued Interest and Interest Expense-

Amounts loaned to us in the nine months ended February 28, 2007, by President/CEO Hugo Cancio, were added to his Long Term Notes payable now totaling $197,348. The note are unsecured, with interest at an annual rate of 15%. The previous note due November 30, 2007 was extended to March 1, 2008. Interest on this note, which began in the quarter ended February 28, 2007 totaled $6,876.

Amounts owed to us in the nine months ended February 28, 2007, by Ciocan, were added to its Long Term Notes payable now totaling $63,270. he note is unsecured, with interest at an annual rate of 15%. The previous note due November 30, 2007 was extended to March 1, 2008. Interest on this note, which began in the quarter ended February 28, 2007, totaled $1,604.

The total interest expense for the nine months ended February 28, 2007 was $9,494, which is a combination of interest from related parties and other parties.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

MATERIAL COMMITMENTS

We entered into two separate commitments to make reimbursement payments to Hugo Cancio and Ciocan for amounts owed, to be paid in full by March 1, 2008. The Long Term Notes Payable for these amounts due are each listed as unsecured and are 15% interest bearing.

LIQUIDITY AND CAPITAL RESOURCES-

We funded our cash requirements for the nine-month period ended February 28, 2007 through operations and personal loans from related parties. During the nine months ended February 28, 2007 our cash flows applied to operations was $277,253 as compared to cash flows from operations of $10,541 in the corresponding period in 2006. We have no material commitments for capital expenditures as of the date of this report. We are continuing to seek debt and equity financing to fund its business plan. Fuego has also eliminated or reduced unnecessary costs

Cash decreased by $152 during the nine-month period ended February 28, 2007. Over the same period in 2006 cash increased by $15,273. During the nine-month period ended February 28, 2007 our operating expenses were decreased due to cost cutting efforts by management.

We are currently incurring cash expenses of $34,222 per month for all operations, of which fixed costs are $5,415. We anticipate cash expenditures of approximately $ 55,000 for the next quarter. We believe the proceeds generated from the sale of our music content will be sufficient to support our ongoing business operations in the near term.

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

ITEM 3. CONTROLS AND PROCEDURES - continued

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

(b) Reports on Form 8-K

Form 8K/A filed with the SEC December 11, 2006
Form 8K filed with the SEC December 12, 2006
Form 8K filed with the SEC December 18, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUEGO ENTERTAINMENT, INC.
(Registrant)

Date: April 23, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Executive Officer

Date: April 23, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 23 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Director