Form 10KSB/A
period 2006-05-31
FUEGO ENTERTAINMENT, INC.
filed 2007-07-31
CIK 1336277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Third Amendment

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, Par Value $.001 Per Share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒Yes     ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☒

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

Transitional Small Business Disclosure Form (Check one):     ☐Yes     ☒No

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

NAME	SHARES	PAID		DATE ACQUIRED
Cherie Cancio	1,100,000		$1,100.00	08/22/2005
Christy Cancio	1,100,000		$1,100.00	08/22/2005
Miguel Cancio	1,600,000		$1,600.00	10/17/2005
Ana Cancio	450,000		$450.00	09/13/2005
Hugo M. Cancio	7,672,670		$7,672.67	05/31/2005
Sunflower Publishing	500,000		$500.00	10/03/2005
Vivianka Cancio	75,000		$75.00	08/22/2005
Rogelia Morua	1,500,000		$1,500.00	06/23/2005
Maritza de la Torre	1,200,000		$1,200.00	10/03/2005
Juan Ramon Guzman	500,000		$500.00	06/23/2005
Katie Hale	200		$0.20	08/22/2005
Jose Gomez	1,400,000		$1,400.00	10/03/2005
Anthony Hattenbach	420,000		$420.00	06/22/2005
Ciocan Entertainment & Music Group, LLC	5,500,000		$29,850.00	05/31/2005
Maritza De La Torre	250,000		$2,500.00	11//03/2005
Johnna Catanella-Davis	1,000		$10.00	09/23/2005
Jimmy Hopler	1,000		$10.00	09/23/2005
Charles Short	1,000		$10.00	09/23/2005
Hope Seitzinger	500		$5.00	09/23/2005
Choice Mortgage Funding, Inc.	1,000		$10.00	09/23/2005
Noelia de Guzman	250		$2.50	09/23/2005
Juan Ramon Guzman & Noelia Sosa	200		$2.50	09/23/2005
Jason Webb	13,888		$2,499.84	06/30/2005
Braynert Marquez	10,000		$1,800.00	10/11/2005
Beverly Jo Mehlman	10,000		$1,800.00	07/13/2005
TRW Family Limited Ptr.	5,555		$999.90	07/13/2005
Daniel York	2,777		$499.86	07/01/2005
Linda M. Vance	12,000		$2,160.00	07/13/2005
Edward Kaminsky	20,000		$3,600.00	07/13/2005
Joseph P. Mccarthy	11,111		$1,999.98	07/19/2005
Lee W. Delor	5,000		$900.00	07/21/2005
Verna Tucker & Roger Summers	5,555		$999.90	07/22/2005
Johnathan Gildin & Leah Gildin	1,500		$270.00	07/25/2005
Keneth P. Hicks & Sandra Hicks	1,000		$180.00	07/22/2005
Robert Soto	3,000		$540.00	08/08/2005
Louis Mendez	20,000		$3,600.00	08/08/2005
Kevin West	2,000		$360.00	11/03/2005
Mary Alice Seagill	555		$99.50	09/01/2005
Behrens International Group	5,556		$1,000.08	09/01/2005
Vivianka Cancio	694		$124.92	08/22/2005
Rogelia Morua	1,666		$299.88	06/23/2005
Niurka Marques	4,016		$723.00	09/01/2005
Niurka Marques	2,722		$490.00	09/03/2005
Niurka Marques	2,222		$400.00	09/28/2005
Niurka Marques	1,111		$200.00	10/03/2005
Niurka Marques	1,111		$200.00	11/03/2005
Niurka Marques	5,556		$1,000.00	11/22/2005
Niurka Marques	8,262		$1,487.00	12/06/2005
Cohen Enright	2,000		$360.00	08/30/2005
Tucker Hoss	20,000		$3,600.00	10/11/2005
Daniel York	555		$99.90	07/01/2005
Hugo M. Cancio	9,500,000		$9,500.00	08/22/2005
Hugo M. Cancio	1,727,330		$1,727.33	09/01/2005
Anthony Hattenbach	280,000		$280.00	11/03/2005
		$
TOTALS	21,686,892		$56,096.29

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

We recently entered into a 10 year verbal licensing agreement with our affiliate, Ciocan Entertainment Music Group, LLC, ("Ciocan") for their music library catalogue. This library consists of 33 finished albums (over 300 tracks) by 8 different artists who are exclusively recording with Ciocan for the release of other future projects. Ciocan has marketed the catalogue to the Latin market, but we plan to penetrate the non-Hispanic markets and develop the current marketing efforts within the Latin base. Once we have an agreement in place with Ciocan, we plan to develop live productions for artists we intend to sign in the future in various cities and venues, and generate revenues from these live performances while marketing and promoting our recordings. The tour productions will be national and international, for both our future artists and other artists. As always, visibility will be key in the success of record and merchandise sales, and can be affected by any sudden changes in the economy. We are addressing this risk, largely based on past experience, by diversifying our market, products and scope (i.e. the addition of film and other media). Ciocan is also controlled by Mr. Cancio, and the agreement to license Ciocan's music requires us to pay a royalty of 25% of the net sales proceeds quarterly from sales,. The remaining CD inventory of Ciocan is to be given to us as part of the royalty percentage we have agreed to pay them.

We will develop the size of the Ciocan Music Catalogue by increasing the amount of albums we produce and distribute. In order to reduce costs and thereby reduce the risk involved, the initial projects will be compilations which we plan to release as new albums. This approach will allow for increased visibility of our products. This approach is also a response to a current trend in the market where the demand for compilations has increased in recent years. We also plan to license some individual music tracks to other producers, or film production companies to generate additional working capital on a similar royalty basis. Finally, we will develop additional artists within the Latin genre and create our own proprietary library of content. This development strategy includes sourcing and developing new and existing talent, networking with current music producers to evaluate available opportunities, and expanding on related distribution networks. A similar arrangement was made between the Company’s President/CEO, Hugo Cancio, wherein he is to receive royalties quarterly of 25% of the net sales proceeds for sales, distribution and license rights to the multi-media releases of a popular film he owns and produced in Cuba called Zafiros Locura Azul ( Sapphire Blue Madness) . The President and CEO of the Company owns 100% of the rights to this film which has never been distributed or commercialized. We acquired from Mr. Hugo Cancio the right to market, promote, and distribute the film in all formats: Theatrical release, Television, cable, DVD. This is part of a 10 year licensing agreement in which Fuego Entertainment will keep 75% of the net revenues generated. There was no payment of any kind involved in the transaction.  We will account for all sales and costs on a gross basis for the above agreements in accordance with the criteria set forth in Emerging Issues Task Force Abstract  Issue No. 99-19, since we will be responsible for all production and distribution costs and expenses, and have full discretion in selecting suppliers and product specifications. If there are no net proceeds after one year, all rights revert to the producer.

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

Revenues and Cost of Filming

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

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation,he concluded that our disclosure controls and procedures were ineffective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

There were no changes in internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.  We also note the incorrect characterization of production costs in our statement of cash flows that resulted in a material change to cash flows from operating and investing activities.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.	Description and Method of Filing

10.1	Zafiros Locura Azul Agreement

31.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of Principal Accounting Officer as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of Principal Accounting Officer as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

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

FUEGO ENTERTAINMENT, INC.

Date: July 31, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio , Principal Executive officer

Date: July 31, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 31, 2007	By:	/s/ Hugo M. Cancio
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

/s/ Braverman International, P.C.
Braverman International, P.C.
Prescott, Arizona
August 26, 2006, except for Note1, in which the
restatement of cash flows is disclosed, and
as to which the date is April 18, 2007, and Note 10
 as to which the date is July 17, 2007

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

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

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

REPRODUCTION AND DISTRIBUTION AGREEMENTS
As of August 2006, we expect to develop music CDs of musical tracks owned and controlled by Ciocan Entertainment & Music Group, LLC, (Ciocan) an affiliated company, in exchange for the rights for temporary reproduction and distribution of these tracks. We will pay royalties quarterly based on the receipt of related net sales at the rate of 25% of such net sales to Ciocan per a verbal 10-year agreement between these related parties.  The related CD inventory owned by Ciocan will be given to us at no cost as it is included in the royalty percentage agreed to. Subsequently, we are required to manufacture all CD’s we distribute. We will be responsible for collection of all sales proceeds from customers, incur all costs and expenses  relating to the reproduction and disttriubtion rights, full discretion in selecting suppliers and product specifications, and will account for such sales and costs on a gross basis in accordance with the criteria set forth in Emerging Issues Task Force Abstract  Issue No. 99-19.

A similar arrangement was made between the Company’s President/CEO wherein he is to receive quarterly royalties of 25% based on the receipt of net sales proceeds for the multi-media releases of a popular film he owns and produced in Cuba called Zafiros Locura Azul ( Sapphire Blue Madness) .  The accounting for such sales and costs will also be on a gross basis in accordance with the criteria set forth in Emerging Issues Task Force Abstract  Issue No. 99-19 since we will be responsible for all production and distribution costs and expenses and have full discretion in selecting suppliers and product specifications.

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