Form 10QSB/A
period 2007-02-28
FUEGO ENTERTAINMENT, INC.
filed 2007-07-31
CIK 1336277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
First Amendment

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

* less than $.01 per share
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For The	For The
	Nine Months Ended	Nine Months Ended
	February 28, 2007	February 28, 2006
		(restated)
OPERATING ACTIVITIES
Net income (loss)	$(286,165)	$(53,775)
Adjustments to reconcile net income to net cash provided by
operating activities
Contributed services	40,339	27,264
Impairment loss on investment	-	57,400
Depreciation and amortization	9,225	1,127
Stock Based Compensation	95,639	-
Changes in operating assets and liabilities
Accounts receivable	(131,154)	(300)
Accrued federal Income Tax Refund Receivable	(12,115)	-
Deferred tax asset	-	(5,994)
Other current asset	-	51
Accounts payable	22,417	21,455
Income taxes payable	(9,717)	1,655
Other current liabilities	1,586	1,120
Deferred revenue	-	5,617
Production costs	(7,308)	(45,079)
NET CASH (USED BY) OPERATING ACTIVITIES	(277,253)	10,541

INVESTING ACTIVITIES
Purchased of equipment	(17,696)	-
NET CASH (USED BY) INVESTING ACTIVITIES	(17,696)	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	25,700	56,096
Deferred financing costs	-	(51,186)
Proceeds from (to) - Related Parties	260,617	(178)
Accrued Interest - Related Parties	8,480
NET CASH PROVIDED BY FINANCING ACTIVITIES	294,797	4,732

NET DECREASE IN CASH	(152)	15,273

CASH, BEGINNING OF PERIOD	152	7,479

CASH, END OF PERIOD	$-	$22,752

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF STOCKHOLDERS' (DEFICIT)

				Subscriptions		Retained
	Common Stock		Paid-in	Common	Amount	Earnings
	Shares	Amount	Capital	Stock	Receivable	(Deficit )	Total

Balance, at inception	-	$-	$-	-	$-	$-	$-
Proceeds from sale of common stock for
$.001 per share	7,772,670	7,773					7,773

Proceeds from sale of common stock for
$.006 per share	5,500,000	5,500	24,350				29,850

Common stock subscribed
21,262,530 shares @ $.001 per share				21,262	(21,262)		-
295,450 shares @ $.009 per share				2,955	(2,955)		-
105,874 shares @ $.179 per share				19,057	(19,057)		-

Contributed services			21,708				21,708

Net income						39,489	39,489

Balance, May 31, 2005	13,272,670	13,273	46,058	43,274	(43,274)	39,489	98,820

Proceeds received from subscribed shares	21,658,977	21,659	29,412	(51,072)	51,072		51,071

Proceeds from sale of common stock for
$.18 per share	27,915	28	4,997				5,025

Common stock subscribed							-
53,111 shares @.179 per share				9,561	(9,561)

Common stock subscriptions canceled
10,000 shares @ .001 per share				(10)	10
40,500 shares @ .009 per share				(405)	405
7,488 shares @ .179 per share				(1,348)	1,348

Contributed services			37,931				37,931

Net (loss) for the year						(125,655)	(125,655)

Balance, May 31, 2006	34,959,562	34,960	118,398	-	-	(86,166)	67,192

(unaudited)

Proceeds from sale of common stock for
$.18 per share	142,778	143	25,557				25,700

Stock based compensation
$.18 per share	418,101	418	74,840				75,258
$.23 per share	89,000	89	20,292				20,381

Contributed services			40,339				40,339

Net (loss) for the nine months						(286,165)	(286,165)

Balance, February 28, 2007, (unaudited)	35,609,441	$35,610	$279,426	-	$-	$(372,331)	$(57,295)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

Fuego Entertainment, Inc. (Fuego, we, us, our, or the Company) whose registration statement on SB2 became effective on July 12, 2006 is primarily engaged in the directing, production, marketing, and distribution of entertainment products, including feature and short films, documentaries, television shows, music, and tour productions. The Company also provides management, marketing, and public relations services to the entertainment industry. During the nine months ended February 28, 2006 the majority of revenues earned were from CD sales worldwide of which sales in the United States represents 40 percent of the total revenues. Of the foreign revenues, the largest percentage was represented in Italy at 38 percent of total worldwide sales.

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

MUSIC REVENUES AND COSTS
Music revenues are recognized when the media on which it is contained is provided to customers such as CD’s, DVD’s and digital images. An allowance of 5 percent of music revenues is provided for expected returns. Our terms for payment are from 120 to 180 days from invoice date depending on the customer. Credit terms are extended only to known accounts.

Cost of the media provided is included in cost of sales along with any delivery cost. Our initial inventory cost was included in the 25 percent royalty we agreed to pay to Ciocan from whom we obtained the CD’s that were shjpped to customers as of February 28, 2007. Once Ciocan’s inventory is depleted we will incur such costs.

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

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

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

9.	COMPOSITION OF REVENUES

10.	SUBSEQUENT EVENTS

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

Gross sales of CDs after February 28, 2007 were approximately $75,000 representing approximately 7,000 CDs.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

QUARTER ENDED FEBRUARY 28, 2007

Fuego Entertainment, Inc. (Fuego, we,our or us) had a net loss for the current quarter of $4,752. Although revenues were almost$96,000 for that period, there were three major expenses which contributed to the loss for the quarter, namely $50,000 of written off investments made to acquire content that were later deemed unrecoverable, the audit and accounting fees of $10,640 relating to the preparation of financial statements along with auditing fees for first 10QSB of the current fiscal year, and Stock Based Compensation of $20,470 for the value of common stock issued in exchange for services provided by two separate individuals.

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

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION - continued

Revenues-

Revenues in comparison to a year ago on a quarterly basis increased around $22,500. Last year there were no music revenues because the music royalty agreement had not yet been entered into. Although there was a short term consulting agreement last year, no Consulting income was generated.. We expect music revenues to increase as more music titles are acquired and released. We have also entered the digital distribution market for music, music videos, sound recordings, films, short films, documentaries, and television content. The company executed an exclusive agreement with Digital Music Group Inc, (DMGI) one of the world leaders.. Under the terms of the agreement, DMGI will distribute our music through their global distribution channels such as: the iTunes Stores, Yahoo! Music, Napster, Real Networks, Musicnet, Wal-Mart Music, Snocap, and others. Our video content will be distributed through Google Video, the iTunes Store, YouTube, and others.

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

FUEGO ENTERTAINMENT, INC.
(Registrant)

Date: July 31, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Executive Officer

Date: July 31, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 31, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Director