Form 10KSB
period 2007-05-31
FUEGO ENTERTAINMENT, INC.
filed 2007-09-17
CIK 1336277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 000-52054

FUEGO ENTERTAINMENT, INC.
(Name of small business issuer in its charter)

Nevada	20-2078925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8010 NW 156 St Miami Lakes, FL 33016
(Address, including zip code, of principal executive offices)

Issuer’s telephone number: (305) 823-9999

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

State issuer’s revenues for its most recent fiscal year.     $184,243

On May 31, 2007 the registrant had 36,639,353 of Common Stock, (0.001par value per share) issued and outstanding.  As of May 31, 2007 the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $5,229,781 based on the closing trade reported on the OTC Bulletin Board. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

FUEGO ENTERTAINMENT, INC.

Index to

Annual Report of Form 10-KSB

For the Period Ended May 31, 2007

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Corporate Background

Fuego Entertainment, Inc. was originally incorporated under the laws of the State of Nevada on December 30, 2004 as "Durango Entertainment, Inc." On March 15, 2005, we filed a Certificate of Amendment with the Nevada Secretary of State changing our name to "Fuego Entertainment, Inc."

Current Business Operations

We are engaged in the directing, production, marketing, and distribution of entertainment products, including feature and short films, documentaries, television shows, music, and tour productions. We produce filmed and television content. We have launched a music division, Fuego Entertainment Music International (FEMI). that produces, markets and distributes music content through traditional distribution channels and also through digital downloads.  This  division remains in the development stage. We have created a publishing division, Fuego Entertainment Publishing Group (FMP), to manage, market, promote, and commercially exploit music compositions. This business segment remains in the development stage.
 We also provide a limited amount of such management, marketing, and public relations services to the entertainment industry and the amount of such services provided is increasing.

We were founded by our President, Hugo M. Cancio, who had spent the previous five years successfully owning and operating Ciocan Entertainment & Music Group, our affiliate and a record label and film production company that produces Cuban and world entertainment and is well-known throughout the Latin Market - both in Latin America and the U.S. Fuego was formed in order to cross over into mainstream America with some of Ciocan's Latin music and film products as well as to produce music, films, and television programs geared toward the English speaking markets.  It is our intention to reach both markets at the same time as well as further market European markets where Latin music is very popular. We have entered into  agreement with Ciocan, a company related to us by Common ownership with our President and an affiliate of our company,  to license, produce and distribute certain Ciocan products. Ciocan has not, does not now, nor does it intend to, conduct any business operations of any kind in Cuba .

Distribution and Publishing

Fuego at the present time has two feature film products in distribution and several additional products that are in pre-production stages. Once these additional products are completed we intend to make contact with several distributors around the world with whom Mr. Cancio has conducted business via Ciocan Entertainment and other products. Ciocan and Hugo Cancio have contacts with distributors in Spain, France, Italy, Germany, England, Portugal, Japan, China and the U.S. Ciocan's largest distribution products are music CD's. Fuego has also engaged in the fast growing market of digital distribution of entertainment product.

The method Fuego uses to select clients is by traveling to the shows and conventions related to music products distributions such as MIDEM, BILLBOARDS and film and television shows and conventions such as MIPCOM NATPE as well as the already established film festivals around the world such as: Cannes, Berlin, Miami, and Sundance.

Out-sourcing process: We intend to send products to established distributors (distributors that are well established in the market with whom Ciocan and our President have done business with) on payment credit terms for established credit-approved accounts, and cash on delivery to those we consider new clients. We have a no return policy.

We have acquired publishing rights to music compositions managed by  Sun Flower Publishing from which we receive royalties for products sold as well as for songs played on the radio and television and licensed for soundtracks. We have executed a licensing agreement with Ciocan Entertainment and Music Group, LLC whereby  Fuego has licensed the Ciocan music library for the payment of a 25% royalty.

 Advertising and Promotional Services

In terms of advertising and promoting our products, we currently use freelance individuals and marketing firms to assist with this function. However, we are investigating the possibility of bringing this function in-house in the near future as revenues permit. We have used and will continue to use on a project-to-project basis the services of F&F Media Corp. This corporation distributes information to the local and international media pertaining to our artist new releases or events and organizes the interviews and to markets and promotes our concert shows in order to enhance ticket sales.

Our future plan is to hire an intern and provide training in the art of advertising and marketing. For the past seven (7) years, Mr. Cancio has developed relationships with the local and international media and media outlets. This will help us in bringing our advertising and marketing functions in-house. Our goal is to bring these services in-house within the near term if our revenues permit. It is management's belief that this will have a positive effect in our business operation as it will allow us to advertise, market and promote our artists, projects and services from within. We estimate that $60,000 a year in extra revenue will permit us to accomplish this goal. Management believes that our likelihood of earning this additional revenue in the near term is favorable, though there can be no assurance that we will earn such revenues within this stated time frame. Our failure to earn this additional revenue could negatively impact our ability to bring advertising and marketing functions in-house.

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

Sales Strategy

We have already developed strong relationships with the channels of distribution for the products as well as works with reputable distributors to place the products within retail stores and various music stores. We are now also engaged in the digital distribution of music and video content and have executed distribution agreements with Digital Music Group, Inc and Vidzone. We also keep in close contact with various radio stations, television producers, newspaper editors to inform them as to our progress.

Employees

We do not employ any persons on a full-time or on a part-time basis, we do however, have several people working on behalf of the company as independent contractors. Hugo M. Cancio is our President, Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Cancio is responsible for all of our day-to-day operations. Other services are provided by outsourcing and consulting and special purpose contracts.

We intend to increase the number of our employees over the next year by one to two employees: one who will be responsible for internal bookkeeping and accounting issues, and another who will serve as an executive assistant to Mr. Cancio. Our current strategy is to outsource where possible because it is management's belief that this strategy, at our current level of development, gives us access to the best services available, leads to lower overall costs, and provides us the most flexibility for our business operations. For the time being Fuego will outsource the following services: Cameraman, assistant producer or producers, editors, sound technicians, advertising and marketing services.

ITEM 2.   DESCRIPTION OF PROPERTY.

We lease our principal office space located at 8010 NW 156 St., Miami Lakes, Florida, 33016 on a month to month basis from an related party. Total rent expense for the year ended May 31, 2007 and 2006 was $15,083 and $8,500, respectively. On September 30, 2006, the Company terminated its shared lease of office facilities and office equipment for $750 a month, on a month to month basis, including utilities and insurance. Fuego’s President/CEO contributed the fair value of an office in home at $1,600 a month, on a month to month basis, including utilities and insurance.

ITEM 3.   LEGAL PROCEEDINGS.

We were not a party to any legal proceedings during the reporting period, and we know of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Principal Market or Markets

Our common stock is listed on the Over-the-Counter Electronic Bulletin Board. Our trading symbol is “FUGO.OB.”

The following table sets forth the high and low bid prices of the Company's common stock for each quarter shown, as provided by the NASDAQ Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

FISCAL YEAR 2007	HIGH	LOW
Quarter Ended August 31, 2006	$1.55	$0.13
Quarter Ended November 30, 2006	$0.40	$0.19
Quarter Ended February 28, 2007	$0.35	$0.10
Quarter Ended May 31, 2007	$0.30	$0.09

Approximate Number of Common Stock Holders

As of May 31, 2007, we had 36,639,353 shares of common stock outstanding, held by approximately 52 shareholders.

Dividend Policy

We have never declared or paid cash dividends on our common stock and anticipate that future earnings, if any, will be retained for development of our business.

Recent Sales of Unregistered Securities

From June 1, 2005 through May 31, 2007, we issued a total of 23,336,683 shares of our common stock to our stockholders for a total value of $432,214.  All common shares issued in this fiscal year relate to stock-based compensation for services rendered on behalf of the Company.

Fiscal year 2007
Proceeds from the sales of securities were $67,192 for the sale of 102,778 common shares at $0.18 per share.

The company recorded $120,312 for share-based compensation for services rendered in the current fiscal year.  The company issued 577,098 common shares at a price ranging from $0.12 to $0.23 per share.

The Company issued 40,000 common shares in order to reduce debt of $7,200.  The price per share was $0.12.

The Company issued 875,000 common shares at $0.15 for compensation for services to be rendered after May 31, 2007.

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

Plan of Operation

We have been in operation for twenty-nine months as of May 31, 2007. Our efforts during that period have largely been to generate cash flows from operations which amounted to $184,243 and cash flow from the sales of our common shares. The majority of these cash flows were applied towards, production costs of $29,819, and the investment in a series of shows, including Havana Nights.

Since inception, we have sold music CD’s  representing the majority of our music revenue. In the current fiscal year we created a music business segment named Fuego Entertainment Music International (FEMI) the purpose of which is to sell our music content under this name.

Since launching FEMI, we expanded our music and video catalog, by signing new artists, and acquiring music masters containing over 890 music tracks. We have also expanded our marketing and distribution capabilities and enhanced sales in the process.  We executed an agreement  Digital Music Group, Inc, one of the leaders in the digital distribution of entertainment product, We also executed an agreement with UK digital distributor Vidzone. Must recently we executed a publishing agreement with Ediciones Musicales Clippers. On March 1, 2007 we retained the services of Adolfo Fernandez, a prestigious publicist from F&F Media Group. Mr. Fernandez's firm represents companies such as WEA Music, Sony BMG, Televisa Group, Univision Music Group, EMI US Latin, EMI Music Colombia, Venemusic, Fonosound, Grupo Origin, Warner Music Latina, and others. Mr. Fernandez has worked with many artists such as Andrea Bocelli, Ricky Martin, Alejandro Sanz, Mark Anthony, Shakira, Gilberto Santarosa, Jennifer Lopez, and others.

Secondly, we have focused on the creation and development of our four filming projects. Three of the four projects are documentaries titled One Million Millionaires, Gold in Ecuador and Counterfeit Conspiracy. The fourth project is a reality television series titled The Trader. Our four filming projects, all in the development stage, cost $93,431 as of May 31, 2007.  The work in progress includes script development, principal photography, sound engineering, personnel, such as a cameraman, producer and assistant producer, location permits, filming insurance, equipment rental travel and hotel accommodations and crew meals. No general and administrative costs were capitalized. Lastly, we initially incurred stock registration costs of $63,382, consisting largely of professional fees, to enable us to pursue a registration statement on Form SB-2 with the Securities and Exchange Commission.

Operating expenses from May 31, 2006 to May 31, 2007 were principally for selling, general and administrative expenses, the major components of which were stock based compensation costs of $120,312, development costs of $97,146, and audit and accounting fees of $74,162.

We do not anticipate incurring more than $10,000 in additional costs with respect to our four filming projects prior to their completion. In general, our filming projects are in final stages of development. We have no plans to engage in any more in house productions until we have completed the four current projects that we have undertaken to complete, thereby reducing the possibility of incurring further significant costs. Until our in process production filming projects are completed, we believe we can sustain our cash flows through sales of our music, television and film content, publishing revenues and work for hire such as the sale of corporate videos, from consulting services, and from the sale of our common stock should our expected cash flows in the next 12 months require it.  However, there is no guarantee that our cash flow requirements will exceed the amount of funds received from the sale of securities or the cash flow generated from our current operation activities.

Our minimum expected cash flows to continue our current level of operations during the next 12 months is approximately $225,000, however up to $450,000 would be needed to pursue our goals during that period. These additional funds would be needed to license products from other parties and properly market, promote and distribute them, including our own projects presently in process. To date our revenues have been largely generated from sales of our music content. If the additional $225,000 is not raised, we may be unable to continue operations.

We recently entered into a 10 year  licensing agreement with our affiliated company (by common ownership by our President) Ciocan Entertainment Music Group, LLC, ("Ciocan") for their music library catalogue. This library consists of 33 finished albums (over 300 tracks) by 8 different artists who are exclusively recording with Ciocan for the release of other future projects. Ciocan has marketed the catalogue to the Latin market, but we plan to penetrate the non-Hispanic markets and develop the current marketing efforts within the Latin base. We plan to develop live productions for artists we intend to sign. The agreement to license Ciocan's music requires us to pay a royalty of 25% of the net sales proceeds quarterly from sales.   A portion of the license rights we acquired are to the multi-media releases of a popular film he owns and produced in Cuba called Zafiros Locura Azul ( Sapphire Blue Madness) . The President and CEO of the Company owns 100% of the rights to this film which has never been distributed or commercialized. We acquired from Mr. Hugo Cancio the right to market, promote, and distribute the film in all formats: Theatrical release, Television, cable, DVD. This is part of a 10 year licensing agreement in which Fuego Entertainment will keep 75% of the net revenues generated. There was no payment of any kind involved in the transaction.  We will account for all sales and costs on a gross basis for the above agreements in accordance with the criteria set forth in Emerging Issues Task Force Abstract  Issue No. 99-19, since we will be responsible for all production and distribution costs and expenses, and have full discretion in selecting suppliers and product specifications. If there are no net proceeds after one year, all rights revert to the producer.

We are currently in the final stages of post-production for our three documentaries and  developing a reality show, a direct response to the current trend in primetime television. Development costs incurred for these projects to date have been minimal and it is not our intention to exceed an additional $10,000 in total. To date, these projects have not generated any revenues.

Additional sources of income may include projects where we will also act as an agent and contract organization for certain entertainment projects that are fully-developed by others. These services may include marketing, distribution, principal photography, development, pre- and post-production, introductory services, and many others that are within our realm of expertise. To date, we currently do not have any agreements or projects whereby we act as an agent.

For the past twelve months, we have continued to generate revenues by engaging in work for hire projects and thought the sales of our music CD’s. Although we continued to work on our television projects, our main focus was shifted to our music business segment Fuego Entertainment Music International  (FEMI), and Fuego Publishing Group (FPG).

Fuego executed a licensing agreement with Tota Productions, a music and video production company located in Torino, Italy, that produces Spanish Hip Hop and Pop artists from Europe.

We have generated revenues from sales of our music, television and film content, publishing revenues and work for hire such as the production of corporate videos and consulting services. It is our intention to continue offering these type of services as they incur no material costs or expenses by the Company, since all costs are paid for by the clients. Our efforts are provided by Mr. Cancio whose compensation has been and will continue to be contributed to the Company until we reach profitable ongoing operations. We have also generated revenues by providing consulting services to companies that are in need of reaching the US Hispanic/ Latino Markets with their products or services. Consulting services do not incur material costs or expenses since such services are provided solely by Mr. Cancio. We will continue seeking these consulting activities in order to generate revenues.

Results of Operations for the Fiscal Year ended May 31, 2007

Revenues

In 2006, our revenues were $202,292 and did not include revenues from music sales.  Our revenues, including music sales totaled $184,243, of which $146,793 consisted of revenue from music sales.  Although we operated for a full 12 months this year, we were unable to maintain the same level of revenues that we achieved in the prior year. Last year the company was involved in several revenue producing activities, work for hire such as filming music and corporate videos. We were also in the process of launching several television projects, filming TV shows and  licensing other entertainment related content. However, since we were unable to secure suitable financing to continue with the television endeavors, we had to postponed indefinitely the development of all of our television projects and focus and depend on the creation of our music division in order to generate revenues. Although the company had several financing offers, our ability to close the financing opportunities depended on our stock price. The results of not securing suitable financing was the cancellation of the management and development agreement with our affiliate Fuego Entertainment Media Group, the loss of prospective programming revenues and profitability, and the incurrence of additional expenses to regroup our efforts in order to continue business operations. The monthly average for revenues last year was approximately $16,800 and in the current year the average revenues were $15,300, the majority of which were generated from music sales. This reduction in average monthly revenues was a direct result of the president’s efforts being directed in a significant revenue generating area; his direct involvement in acquiring the exclusive rights to distribute musical tracks which accounted for $146,793 of revenue in the year ended May 31, 2007.

The company, from inception, has engaged in a series of diverse entertainment  projects and will continue to seek projects of this nature. The company engaged in three to four projects per period. All music projects are completed and expected to continue generating revenue in the future.

Cost of Production  - Filming and Music

Of the filming and music revenues generated for the current year, our President/CEO was able to perform the majority of effort necessary to generate such revenues as in the past period. His $45,000 of compensation and expense for such efforts was contributed for the year by him and categorized in other selling, general and administrative expense categories and therefore not included as a cost of filming revenues in accordance with generally accepted accounting principles. Filming production costs are incurred based on the amounts billed to us from outside vendors who aid in the filming, production, and editing of our films. Our music production costs are recognized using an allocation per album based on the going rate of production foreign and domestically. The reproduction costs of the albums are incurred by our customers and past along to us in the form of a reduction to the accounts receivable balance for the respective customer.

Operating Expenses

The current year's operating expenses increased dramatically. Our total expenses for the periods ending May 31, 2007 and 2006 were 711,633 and 318,979, respectively. Selling, general and administrative expenses for 2007 and 2006 were 464,201 and 194,041, respectively.  The Company recorded a reserve for bad debt in the amount of $89,975 and $0 for the periods ended 2007 and 2006, respectively.

The majority of the accounts payable for operating expenses as of May 31, 2007, are past due on the basis of their terms.

Results of Operations for the Fiscal Year ended May 31, 2007, Compared to prior Fiscal Year ended May 31, 2006

Revenues and Cost of Filming and Music

The Company's major revenue source has shifted from filming based to music based. As a result, in the prior year ended May 31, 2007, filming revenue represented 80% of all revenues generated and music revenue producing projects had not yet been entered into. In the current year ended May 31, 2007, filming revenues represented only 17% of total revenues. Related costs of filming, as a percentage of revenue would be much higher if the President/CEO's efforts were geared more toward the production of films. As a direct result of the attention given to generating revenues from music sales, production costs for this revenue stream are significantly higher.

Operating Expenses

The current year's operating activities were more involved since they included the stock based compensation of $169,083, the development expenses incurred towards the effort to determine the viability of a Puerto Rico television station of $97,146, and the non-recoverability of an Affiliation Agreement of $50,000. In the prior year, no similar amounts were incurred. Other selling, general and administrative expenses of the current year were in line with the level of expenses incurred in the prior year.

Liquidity and Capital Resources

The Company has a deficit in working capital at year end, is delinquent in the filing of its income tax returns, and is past due on the majority of its accounts payable. It has no line of credit or other outside financing sources presently to enable it to finance exist operations, and is dependent on its music sales for current cash flows. Accordingly, it is presently seeking financing to continue in existence. The Company is dependent solely on its President/CEO for all revenue generating opportunities.

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

ITEM 7.   FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.

Page

Part I

Item 1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	F-1

	Balance Sheet as of May 31, 2007	F-2

	Statements of Operations for the Years Ended May 31, 2007 and 2006	F-3

	Cash Flows for the Years Ended May 31, 2007 and 2006	F-4

	Statements of Stockholders' Equity (Deficit) for the two years ended May 31, 2007	F-5

	Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FUEGO ENTERTAINMENT, INC.
Miami, Florida

We have audited the accompanying balance sheet of FUEGO ENTERTAINMENT, INC. (a Nevada corporation) as of May 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FUEGO ENTERTAINMENT, INC. as of May 31, 2007, and the results of its operations and cash flows for the years ended May 31, 2007 and 2006, in comformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 of the Notes to financial statements, the Company has incurred significant losses during the two year period ended May 31, 2007, has a significant deficit in working capital and in Stockholders’ equity.  Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Braverman International, P.C.
Braverman International, P.C.
Prescott, Arizona
August 17, 2007

FUEGO ENTERTAINMENT, INC.
BALANCE SHEET
May 31, 2007

ASSETS

CURRENT ASSETS
Cash	$-
Account receivable-trade, less allowance
for doubtful accounts of $90,000	29,308
Federal Income tax refund receivable	12,115

Total Current Assets	41,423

EQUIPMENT, less accumulated depreciation
of $14,272	39,145

OTHER ASSETS
Production costs	95,941
Deposit on music library	14,500
Logo, less accumulated amortization
of $1,170	1,530

Total Other Assets	111,971

$192,540

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$24,092
Accounts payable - related parties	83,518
Other liabilities	3,906
Income taxes payable	15,985
Accrued interest - related parties	17,646
Deferred revenue	6,659

Total Current Liabilities	151,806

Long-Term Debt
Notes payable - related parties	263,893

Total Liabilities	415,699

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 75,000,000
shares authorized, 36,639,353 issued and outstanding	36,640
Paid in capital	454,905
Deferred charge	(122,979)
Retained earnings(deficit)	(591,724)

Total Stockholders' Equity (Deficit)	(223,158)

$192,540

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC
STATEMENTS OF OPERATIONS

	For the Years Ended
	May 31, 2007	May 31, 2006

REVENUES
Music
Music sales, net	$146,793	$-
Filming	30,550	178,701
Consulting	6,900	23,591

Total Revenues	184,243	202,292

COSTS AND EXPENSES
Cost of music
Royalties - related party	38,857	-
Production costs	24,819
Cost of filming	5,000	24,631
Affiliation agreements	50,000	-
Selling, general and administrative:
Provision for bad debts	89,975
Compensation - stock based and contributed		36,000
Other	205,143	158,041
TV development	97,146	39,474
Impairment of investmest	-	57,400
Interest expense - related parties
Interest expense - other	1,342	1,024
Depreciation and amortization	12,622	2,409

Total costs and expenses	711,633	318,979

(Loss) before income taxes	(527,390)	(116,687)

Income tax expense (benefit)	(21,832)	8,968

NET (LOSS)	$(505,558)	$(125,655)

EARNINGS (LOSS) PER SHARE - BASIC	(0.01)	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	35,625,161	30,647,092

* less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 31, 2007	May 31, 2006

OPERATING ACTIVITIES
Net income (loss)	$(505,558)	$(125,655)
Adjustments to reconcile net income to net cash used by
operating activities
Contributed services	60,925	37,931
Impairment loss on investment	-	57,400
Depreciation and amortization	12,622	2,409
Stock based compensation	128,583	-
Changes in operating assets and liabilities
Accounts receivable	(24,308)	11,833
Accrued federal Income tax refund receivable	(12,115)	-
Deferred tax asset	-	3,375
Other current asset	-	1,552
Accounts payable	81,809	14,793
Income taxes payable	(9,717)	5,593
Other current liabilities	2,276	1,630
Deferred revenue	-	1,968
Production costs	(2,510)	(42,999)
NET CASH (USED BY) OPERATING ACTIVITIES	(267,993)	(30,170)

INVESTING ACTIVITIES
Deposit on music library	(14,500)
Purchase of equipment	(17,697)	(32,951)
NET CASH (USED BY) INVESTING ACTIVITIES	(32,197)	(32,951)

FINANCING ACTIVITIES
Proceeds from sale of common stock	18,500	56,096
Proceeds from notes payable - related parties	278,675	(302)
Repayments of notes payable - related parties	(14,783)
Accrued interest - related parties	17,646
NET CASH PROVIDED BY FINANCING ACTIVITIES	300,038	55,794

NET (DECREASE) IN CASH	(152)	(7,327)

CASH, BEGINNING OF PERIOD	152	7,479

CASH, END OF PERIOD	$-	$152

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock Issued for Future Consulting Services (875,000 shares)	$131,250
Common Stock Issued for Debt Reduction (40,000 shares)	$7,200

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Two Years Ended May 31, 2007

					Subscriptions			Retained
	Common Stock			Paid-in	Common	Amount	Deferred	Earnings
	Shares	Amount		Capital	Stock	Receivable	Charge	(Deficit)	Total
Balance, May 31, 2005	13,272,670	$ 13,273	#	$ 46,058	$ 43,274	$ (43,274)	$ -	$ 39,489	$ 98,820

Proceeds received from subscribed shares	21,658,977	21,659		29,412	(51,072)	51,072			51,071

Proceeds from sale of common stock for
$.18 per share	27,915	28		4,997					5,025

Common stock subscribed									-
53,111 shares @.179 per share					9,561	(9,561)

Common stock subscriptions canceled
10,000 shares @ .001 per share					(10)	10
40,500 shares @ .009 per share					(405)	405
7,488 shares @ .179 per share					(1,348)	1,348

Contributed services				37,931					37,931

Net (loss) for the year								(125,655)	(125,655)

Balance, May 31, 2006	34,959,562	34,960		118,398	-	-	-	(86,166)	67,192

Proceeds from sale of common stock for
$.18 per share	102,778	103		18,397					18,500

Stock based compensation
$.12 per share	25,000	25		2,975					3,000
$.15 per share	60,000	60		8,940					9,000
$.18 per share	488,013	488		87,354					87,842
$.23 per share	89,000	89		20,381					20,470

Stock Issued for debt reduction
$.18 per share	40,000	40		7,160					7,200

Stock Issued for Future Services
$.15 per share	875,000	875		130,375			(122,979)		8,271

Contributed services				60,925					60,925

Net (loss) for the year								(505,558)	(505,558)

Balance, May 31, 2007	36,639,353	$ 36,640		$ 454,905	-	$ -	$ (122,979)	$ (591,724)	$ (223,158)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

 FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Fuego Entertainment, Inc. (the “Company”,”Fuego”.”we”,”our” or “us”) was formed on December 30, 2004 as a Florida corporation and is primarily engaged in the directing, production, marketing, and distribution of entertainment products, including feature and short films, documentaries, television shows, music, and tour productions. We also provide management, marketing, and public relations services to the entertainment industry. During the year ended May 31, 2007 the majority of revenues earned were earned from the sale of musical tracks.

2.	SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN
Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue in existence is dependent on its ability to develop additional sources of capital, or achieve profitable operations. We sustained significant losses in the last two years, and we have deficits in working capital and stockholder’s equity as of May 31, 2007. Our financial position at that date and presently is of great concern to us and our investors, however, management’s plan is to obtain additional capital and to develop, market and distribute musical tracks, and to pursue the multi-media releases of a popular film produced in Cuba. Additionally we are pursuing the opportunities as further described under the caption MUSIC ARRANGEMENTS found in the SUBSEQUENT EVENTS footnote below.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS OF PRESENTATION

These financial statements reflect the use of significant accounting policies, as described below and elsewhere in the notes to the financial statements, and are prepared in accordance with accounting principles generally accepted in the United States of America. The fiscal year end of the Company is May 31.

REVENUE RECOGNITION

Music Revenue
Revenue from the sale of music is recognized when our distributors notify us that they have shipped to their wholesale and retail outlets, the CDs (compact disks) we approved for their manufacture from  master copies we provided to their manufacturing sources.

Cost of Music Revenue
In the past our president, through his ownership of Ciocan Entertainment and Music Group, LLC, “Ciocan”, has had extensive experience selling CDs to a number of domestic and foreign music distributors, some of whom we now sell to.  We do not manufacture our own CDs.  Instead, we provide master copies to approved manufacturers for their release of the CDs to their customers who are our distributors and who incur and are responsible to pay for all reproduction costs and eventally bill us for such costs  Our initial shipment of CDs sold by our US distributor in Miami in August 2006, was provided by Ciocan at no cost to us as part of our license/royalty arrangement.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

The CD costs incurred by our distributors relating to the CD sales recognized are initially estimated by us based on the production costs documented by them, and are charged to cost of music revenue and credited to a temporary liability account (for unearned distributor credits) until such time as the distributor’s credit is approved by us. Upon approval, the credit to their account is applied and the temporary liability account is reduced for only CDs sold, and any difference between actual cost and estimated cost is adjusted out at that time. For financial presentation purposes, the temporary liability account balance has been treated as an offset (a contra account) to accounts receivable as if the unearned credits by the distributor had been applied or recognized by us.

Other

Revenue from the sale of film,  television programming rights and license arrangements is or will be recognized only when persuasive evidence of a sale or arrangement with a customer exists, the project or sale is complete, the contractual delivery arrangements have been satisfied, the license period has commenced if applicable, the arrangement fee is fixed or determinable, collection of the arrangement fee is reasonably assured, and other conditions as specified in the respective agreements have been met.

Revenue from production services for third parties is recognized when the production is completed and delivered. All associated production costs are deferred and charged against income when the film is delivered and the related revenue is recognized.

Fees for other services, such as consulting provided to third parties, are recognized as revenues when the services are performed and there is reasonable assurance of collection.

Cash received in advance of meeting the revenue recognition criteria described above is recorded as deferred revenue.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We estimate the collectibility of its trade accounts receivable. In order to assess the collectibility of these receivables, the Company monitors the current creditworthiness of each customer and analyzes the balances aged beyond the customer's credit terms. Theses evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on currents facts and are reevaluated and adjusted as additional information is received. Trade accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of May 31, 2007, allowances totaled $90,000, the majority of which relates to the Italian music distributor. This was necessary as the original terms of payment by the two largest distributors had been exceeded. This amount could be adjusted in the near term based on eventual collections, if received. Accounts are written off when collection efforts have been exhausted and there is no likelihood of collection.

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

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of all liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximate the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash and short-term investments. As of May 31, 2007 there were no cash equivalents and the $207 overdaft balance was included as an account payable.

INCOME, LOSS PER COMMON SHARE

Basic income, loss per common share is calculated on the weighted average number of common shares outstanding during each period. Diluted income per common share is based on the weighted average number of common shares outstanding during each period, adjusted for the effect of outstanding stock equivalents. Outstanding stock equivalents were not used in the computation of basic loss per share, as their effect would be antidilutive.

FILM AND TELEVISION COSTS

We account for our film and television costs pursuant to AICPA Statement of Position (“SOP”) No. 00-2, Accounting by Producers or Distributors of Films. The cost of production for film and television production costs, including direct costs, production overhead and interest are capitalized and amortized using the individual-film-forecast method under which such costs are amortized for each program in the ratio that revenue earned in the current period for such program bears to management’s estimate of the ultimate revenues to be realized from all media and markets for such program. Management regularly reviews, and revises when necessary, its ultimate revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization applicable to such title and/or a write-down of the value of such title to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and rates of amortization. If a total net loss is projected for a particular title, the associated film and television costs are written down to estimated fair value. All exploitation costs, including advertising and marketing costs are expensed as incurred. Television adaptation and production costs that are adapted and/or produced are stated at the lower of cost, less accumulated amortization, or fair value. As of May 31, 2007, all production costs capitalized represent films which have not been completed, released or sold, and impairment criteria developed has not indicated such costs should be impaired.

DEPOSIT ON MUSIC LIBRARY

We advanced a total of $14,500 as of May 31, 2007 with a commitment for an additional $42,000 towards the acquisition of a media library, a conglomeration of individual master music tracks.. The acquisition of this library, when completed, will give us the exclusive right to 100% of the sales generated from these tracks as well as the authority to infinitely reproduce and/or grant the reproduction of albums from these musical tracks. With 100% control over the master copies, Fuego reserves the right to enter into digital distribution agreements to make these tracks available for download as a means of penetrating an additional revenue source. As of May 31, 2007 the delivery of all assets was not completed and therefore the balance indicated was considered a commitment until completion occurs.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

During fiscal 2007, we entered into a contract with Vision Sports Entertainment ( VSEN) to use their content in the launch of VSEN sports and entertainment programming on our LPTV ( low power television station) KVPS, channel 28  in Las Vegas Nevada. In order to launch the station we paid $50,000 on behalf of our affiliate, which allowed us to broadcast our sports and entertainment programming for a period of approximately three (3) months. We had a sales team in place and received verbal advertising dollar commitments from certain large advertising agencies in Puerto Rico. However, we still required sufficient capital to continue operating for a minimum of 6 months until the advertising revenues were received. Although the company had several financing offers, our ability to close our financing opportunities depended on our stock price.  Shortly thereafter, due to the fraudulent manipulation of our stock by a fraudster, our stock price dropped significantly. Therefore, we declined these offers, as they would have represented a significant dilution of investors’ holdings.  The results of not securing suitable financing was the cancellation of the management and development agreement with our affiliate Fuego Entertainment Media Group, the loss of prospective programming revenues and profitability, and the incurrence of additional expenses to regroup our efforts in order to continue business operations.

EQUIPMENT

Equipment is carried at cost, net of accumulated depreciation. Depreciation is provided on the straight-line method based on the estimated useful lives of the assets, which range from 2.5 years to 7 years.

INTANGIBLE ASSETS

We capitalized the cost of the creation of our logo. Amortization of logo costs is being recognized ratably over a 5-year useful life, commencing with April 1, 2005, the date on which the logo was acquired by purchase.

INCOME TAXES

Deferred income taxes will be recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using current tax rates pursuant to FAS No. 109. Valuation allowances will be established against deferred tax assets whenever circumstances indicate that it is more likely than not, that such assets will not be realized in future periods.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, and other current assets, unearned revenue, accounts payable and accrued liabilities, and other liabilities approximate their fair values  principally because of the short-term maturities of these instruments. The value of long-term debt approximates its stated value due to the current rate of interest charged by the holder thereof.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets (“SFAS 156”), amending SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities . SFAS 156 permits entities the choice between either the amortization method or the fair value measurement method for valuing separately recognized servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006; early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. We believe the adoption of SFAS 156 will not have an impact on our financial statements.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance on the application of fair value measurement objectives required in existing GAAP literature to ensure consistency and comparability. Additionally, SFAS 157 requires additional disclosures on the fair value measurements used. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS 157 will not have a material impact on its financial statements

Also in September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in their balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The statement’s provisions related to the recognition of the funded status of a defined benefit postretirement plan and required disclosures are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and the benefit obligation as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The provisions of SFAS 158 do not have a material effect on our financial statements as we currently have no defined benefit plan.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Fair Value Measurements (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on our financial statements.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires the Company to recognize, in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

STOCK BASED COMPENSATION

We have issued restricted shares of common stock to compensate non-employees who were principally key personnel.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments ("SFAS No. 123(R)"), which is a revision of SFAS No. 123 which requires that stock awards granted to directors, consultants and other non-employees be recorded at the fair value of the award at grant date .

CHANGES IN FINANCIAL PRESENTATION

In preparing the accompanying financial statements, certain comparative amounts for the prior year have been changed to conform to the current year’s presentation.

3.	SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of temporary cash investments and accounts receivable. The majority of the cash and cash equivalents are maintained with major financial institutions in the United States of America. Credit risk on accounts receivable is minimized by the Company by performing ongoing credit evaluations of its customers’ financial condition and monitoring its exposure for credit losses and maintaining allowances for anticipated losses. For the year ended May 31, 2006 three different corporate video customers accounted for 53%, 24%, and 11% of total operating revenues. For the year ended May 31, 2007 the most significant customers, (two music distributors) accounted for 21% and 59%, respectively.

The latter distributor is located in Italy and represents the only foreign distributor we have at this time and there are no assets of ours located in any foreign country except for the Italian distributor’s accounts receivable of $107,542 as of May 31, 2007, against which an allowance for doubtful accounts has been provided for the majority of that balance.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

4.	CAPITALIZED PRODUCTION COSTS

Capitalized production costs represent development costs incurred on projects in process.
A summary of these costs as of May 31, 2007 follows:

The Trader Show is a reality television show based on the real life activities of amateur and professional stock traders. The Trader Show places an emphasis on the activities of day traders.	$34,784

Gold in Ecuador is the story of a small mining town of Portobello. In 1916 Mellick Tweedy traveled on a mule through the jungle of a small mining town in Ecuador, this small town became one of the largest gold exporters in South America. Fifty years ago the American company SADCO, abandoned the American shaft, one of the oldest gold mines in the world, leaving the town of Portobello and its people in ruins. Today, the people of Portobello have a new hope, or do they? The Americans are back in Portobello searching for Gold.	14,866

One Million Millionaires, This is a documentary that will capture the life of a controversial individual, Mr. Urban Casavant and his dream of making 1 million millionaires. For some he is the hope of their life, for others he is a dreamer, however, thousands follow him and wait patiently. The film will cover his life from the time he was a low-income earning prison guard to a multimillion-dollar businessman.	16,594

Counterfeit Conspiracy is a documentary on stock market scandals from the 1980’s to present, covering court documents, testimony, and interviews with participants to fashion an authoritative account of what happened. For example it covers the highly publicized account of, Michael Milliken, the Drexel Burnham Lambert junk bond king who convinced many savings institutions and insurance companies to buy such bonds in large quantities. It will also document the illegal practice of Naked Short Selling perpetrated by some offshore organizations and self-inflicted by some companies.	29,697
Total capitalized production costs	$95,941

All of the above films are in production and none have been acquired from other parties. None have been released into the market or are generating revenues except for incidental advance sales of DVD’s for Counterfeit Conspiracy totaling $6,659 as of May 31, 2007.. Advance sales have been classified as deferred revenue in the accompanying balance sheet. No amortization has commenced on any film products in production, and there are no other films owned by the Company.

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

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

5.	COMMITMENTS:

OPERATING LEASE

On September 30, 2006, The Company terminated its shared lease of office facilities and office equipment for $750 a month, on a month to month basis, including utilities and insurance. Fuego’s President/CEO contributed the fair value of an office in home at $1,600 a month, on a month to month basis, including utilities and insurance. Total rent expense for the years ended May 31, 2007 and 2006  was $15,083 and$8,550 respectively.

DELINQUENT INCOME TAXES

Neither the federal nor state income tax liabilities, as revised, of $15,985 for the year ended May 31, 2005, have been paid as of May 31, 2007,. Accordingly, estimated accrued interest and penalties of $3,906 have been provided as of May 31, 2007 as “other liabilities” on the accompanying balance sheet.

ACCOUNTS PAYABLE

The majority of the accounts payable as of May 31, 2007, are past due on the basis of their terms.

6.	RELATED PARTY TRANSACTIONS

•
Ciocan is an entertainment company owned by our President/CEO, that creates products for the Latino Market worldwide and anticipates using us to market, promote and commercialize some of its products (music, films, documentaries, artist, etc) for the Anglo and international markets.
During the year ended May 31, 2007, Ciocan advanced us a total of $33,050 for accounting, legal and other expenses, and was repaid a total of $8,250, leaving a balance owing as of May 31, 2007, of $24,800, and accrued interest of $2,223. In addition Ciocan was owed a total of $37,954 for music royalties earned during the current year.

 FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

•
During the current year we entered into a management agreement with an affiliate, Fuego Entertainment Media, LLC, (FEML)  to manage and operate a television network. Previously, FEML entered into a lease/purchase option arrangement with the antenna’s owner to enable FEML to broadcast its programming content until such time as we could exercise the two-year underlying option purchase agreement.

Under this management agreement we acquired the aforementioned lease/purchase option.  In the event we were able to earn substantial management fees from the programming content over a sustained period of time and our common stock value was at a certain level, the Company would have been able to arrange suitable financing to acquire the antenna outright, at a cost of approximately $3.2 million dollars for the Las Vegas television station and $3.8 million for the three television stations in Puerto Rico.

As previously reported on December 11, 2006 in a Form 8K filing, we will be required to hire qualified programming and technical personnel to facilitate the management agreement with FEML and will incur substantial related costs and expenses to enable us to initiate and carry out our obligations under the agreement with FEML. We are actively seeking financing for these projects and have no financial ownership interest in FEML under the existing agreement with FEML.

Although we received several financing opportunities in the form of convertible debentures, management has not accepted any of these financing opportunities due to what we consider to be “unacceptable terms,” such as high interest rates, excessive dilution, and the other risks this could represent.To date we have spent almost $250,000 in direct costs since we started this project, to facilitate the management of a Puerto Rico TV station, to sustain 3 months of TV programming, to purchase equipment, and create several TV pilots and sales presentation DVDs in anticipation of managing our television projects. We still require substantial additional funds to make this project operational. Without adequate financing, we are not in a position to be able to carry out our intent to manage and operate these stations. Therefore,we terminated our agreement with FEML along with our management and operation of the television stations and purchase options. We have also postponed our plans to launch our own television network, Fuego TV, until adequate financing becomes available and can secure it.

•
Our President/CEO is owed$239,093 as of May 31, 2007 for cash advances to the company for a variety of general and administrative expenses and the development of TV station programming.During the current year he advanced $245,625 and was repaid $6,533. No interest was paid on this date which accrues at 15 percent per annum and is payable on June 1, 2008. Accrued interest totaled $15,424 as of May 31, 2007.

•
The accounting firm contracted for accounting, tax and financial statement preparation services has two employees who had purchased 23,000 shares of common stock of the Company in August 2005 at $.18 per share. Prior to the completion of the public offering, 40,000 shares of restricted common stock were approved for issuance to the owner of the firm in exchange for accounting services valued at $.18 per share. Fees incurred during the fiscal year ended May 31, 2007 by this related party accounting firm totaled $39,723, of which $38,664 remained unpaid as of that date and appears as accounts payable-related party in the accompanying balance sheet at May 31, 2007

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

7.	INCOME TAXES

The following is an analysis of income taxes for the two years ended May 31, 2007.

The provision for current income taxes is as follows:
	For the year ended May 31, 2007	For the year ended May 31,2006

Current tax expense (benefit):
Federal tax at 34% statutory rate	$(179,313)	$(39,674)
Benefit of surtax exemptions		2,792
Valuation allowance	136,674	11,172
Permanent differences	20,807	34,678
Income tax expense	$(21,832)	$8,968

The analysis of income tax expense is as follows:
	For the year ended May 31, 2007	For the year ended May 31,2006

Current	$(21,832)	$8,968
Deferred	- 0-	-0-
Income tax expense	$(21,832)	$8,968

A deferred tax asset was recognized of approximately$147,000 for the $114,000 of net operating loss carry forward  which expires in 2027 if unused, and $33,000 of temporary timing differences during the year ended May 31, 2007, as follows: A valuation allowance for $147,000 was recorded as of May 31, 2007, as the Company believes it is more likely than not that this future tax benefit of this deferred tax asset will not be realized at this time.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

The following is an analysis of the change in the deferred tax asset during the years ended May 31, 2007, and 2006:

	May 31, 2007	May 31, 2006
Deferred tax asset, beginning of year	$11,172	$-0-
Prior year tax adjustment	(9,717)
Net operating loss carryforward	114,037

Allowance for doubtful accounts	26,577	1,775

Interest Expense related party	6000	7,861

Depreciation	(223)	(870)

State income taxes	0	2,406

Valuation allowance	(147,846)	(11,172)

Deferred tax asset, end of year	-0-	-0-

8.	CONTRIBUTED CAPITAL

The President of the Company contributed the value of his services totaling $37,931 in the year ended May 31, 2006. These services consisted of  the value of his services of $36,000, and other expenses totaling $1,931. In the year ended May 31, 2007, the President contributed a total of $60,925 consisting of $40,500 for the value of services, $7,625 for the prorata share of auto expenses, and $12,800 for the rent of corporate office facilities.

9.  DEFERRED CHARGE

On May 9, 2007, we entered into a contract with Var Growth Corporation (D.B.A. Ice Cold Stocks) and issued 875,000 shares of restricted common stock at $.15 in exchange for consulting services to be performed over 12 months from the date the contract. For the year ended May 31, 2007, $8,271 of this cost was expensed. The remaining balance is treated as a deferred charge, a contra equity account, as all of the shares were issued for services but not yet fully rendered.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

10.	SUBSEQUENT EVENTS

REPRODUCTION AND DISTRIBUTION AGREEMENTS

As of June 2007, we have begun and expect to continue the conversion of our fully owned and licensed musical tracks into digital distribution.

CONTRACTS AND AGREEMENTS

On July 20, 2007, we entered into an exclusive contract with Frontier Nutritional Research, Inc. to distribute their product “Fit-a-Rita” a zero calories, zero, sugar Margarita Mix in the Latin American market and non-exclusive rights for certain US Latino distributors. Under the terms and conditions of the contract, we will be given the title of distributor and are granted the right to purchase the product in bulk at a distributors price. The terms of the payment for the product is net 30 days. If payment is not received by the vedor 60 days after the date the product is delivered to the distributor, then 12% interest is accrues on the amount due to them.

MUSIC ARRANGEMENTS

Since launching FEMI, we expanded our expanded our music and video catalog, by signing new artists, and acquiring music masters containing over 890 music tracks. We have also expanded our marketing and distribution capabilities and enhanced sales in the process.  We executed an agreement with Digital Music Group, Inc, one of the leaders in the digital distribution of entertainment products, We also executed an agreement with UK digital distributor Vidzone. Must recently we executed a publishing agreement with Ediciones Musicales Clippers. We hired on March 1, 2007, the services of Adolfo Fernandez, a prestigious publicist from F&F Media Group. Mr. Fernandez's firm represents companies such as WEA Music, Sony BMG, Televisa Group, Univision Music Group, EMI US Latin, EMI Music Colombia, Venemusic, Fonosound, Grupo Origin, Warner Music Latina, and others. Mr. Fernandez has worked with many artists such as Andrea Bocelli, Ricky Martin, Alejandro Sanz, Mark Anthony, Shakira, Gilberto Santarosa, Jennifer Lopez, and others. We have yet to realize the potential of these recent agreements and opportunities.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures were ineffective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

The lack of support concerning the above matters was considered to be a material weaknesses in internal control, which weakness commenced during the entire period from inception of the Company as to the first matter and the last quarter of the fiscal year ended May 31, 2007, as to the second matter.

The President of the Company has since required documentation for all disbursements, has recorded in a journal the information necessary to allocate amounts among entities, and will obtain written agreements for all services to be provided to the Company.

ITEM 8B. OTHER INFORMATION

None.

PART III

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company from for the period ended May 31, 2007 and 2006 of all officers and directors of the Company.

Long – Term Compensation Awards
Name and Principal			Stock-Based	Underlying
Positions at 5/31/07	Salary 2007 and 2006	Bonus 2007 and 2006	Compensation 2007 and 2006	Options 2007 and 2006
Hugo M. Cancio Director/President Treasurer	$45,000 (2007) *	-0- (2007)	-0- (2007)	-0-
Hugo M. Cancio Director/President Treasurer	$0 (2006)	-0- (2006)	-0- (2006)	-0- (2006)

* Compensation represents the fair market value of the amount accrued but unpaid.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of May 31, 2007, certain information with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person’s address, and (iii) all of the directors and officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Ciocan Entertainment and Music Group, LLC, "Ciocan" is an entertainment company owned by Hugo M. Cancio, our sole officer, director and principal shareholder. Ciocan creates products for the Latino Market in and out of the United States borders and will use our company to market, promote and commercialize some its products (music, films, documentaries, artist, etc) for the Anglo and international markets. During the year ended May 31, 2007, Ciocan advanced to the Company a total of $33,050 of which, $24,800 was remaining at year end.

We lease our principal office space located at 8010 NW 156 Street, Miami Lakes, Florida 33016 on a month to month basis from a related  party. Total rent expense for the year ended May 31, 2007 and 2006 was $15,083, and $8,500, respectively.

No additional shares have been issued to our President/CEO.

Our President/CEO is owed $239,093 for the period from inception through May 31, 2007 for cash advances to the company for a variety of general and administrative expenses and the development of TV station programming. During the current year he advanced $245,625 and was repaid $6,533. No interest was paid on this date which accrues at 15 percent per annum and is payable on June 1, 2008. Accrued interest totaled $15,424 as of May 31, 2007.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.	Description and Method of Filing

10.1	Zafiros Locura Azul Agreement

10.2	Promissory Note

10.3	Promissory Note

10.4	Letter of Agreement

31.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of Principal Accounting Officer as Required by Rule 13a-14(a)/15d-14

32.1	Certification Of Chief Executive Officer And Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.1	Press Releases

(b) Reports on Form 8-K

July 3, 2007

On August 25, 2006, the Company issued a press release and filed an 8K where it announced that we had issued a letter of intent to acquire 14 television stations for a total consideration of $11 million in cash and stock, including the assumption of liabilities. As part of its commitment to acquire these assets, we were going to place 1 million shares of the Company’s Rule 144 common stock in a third-party escrow. The transaction was subject to a 60-day due diligence period and approval by the FCC.

At the time, the Company’s stock was trading at $0.88 per share. The Letter of Intent (LOI) called for a portion of the $11 million to be paid in Fuego stock at a 20-day average trading price prior to executing the definitive agreement. The terms were later verbally modified to a cash only arrangement, thereby excluding the issuance of Fuego stock as consideration. Fuego’s management decided against issuing Fuego stock for this acquisition after the Company’s stock decreased dramatically and management considered the dilution too significant to the Company’s shareholders.

In the subsequent months we continued pursuing the possibility of raising capital in moving forward with this acquisition. At the present time, the Company has been unable find adequate financing to complete this arrangement. Therefore, we are no longer pursuing the acquisition of the 14 television stations.

1.02 Termination of a Material Definitive Agreement

Fuego Entertainment, Inc. entered into a management agreement with an affiliate, Fuego Entertainment Media, LLC, (FEML) to manage and operate a television network. Previously, FEML entered into a lease/purchase option arrangement with the antenna’s owner to enable FEML to broadcast its programming content based on monthly lease payments until such time as we could exercise the two-year underlying option purchase agreement.

We also acquired from FEML an option to acquire FEML’s purchase option on the same terms and conditions FEML had agreed to purchase it. In the event we were able to earn substantial management fees from the programming content over a sustained period of time, the Company would have been able to arrange suitable financing to acquire the antenna outright, at a cost of approximately $3.2 million dollars for the Las Vegas television station and $3.8 million for the three television stations in Puerto Rico.

We previously reported as part of an 8K filing on December 11, 2006, that we will be required to hire qualified programming and technical personnel to facilitate the management agreement with FEML and that we will incur substantial related costs and expenses to enable us to initiate and carry out our obligations under the agreement with FEML. Also, we reported that we were actively seeking financing for these projects. We also noted that Fuego Entertainment has no financial ownership interest in FEML and none is contemplated under the existing agreement with FEML.

Although we have  received several financing opportunities in the form of convertible debentures, management has not accepted these financing opportunities due to what we consider to be “unacceptable terms,” such as high interest rates, excessive dilution, and the other risks this could represent. Although we have spent considerable funds in anticipation of managing our television projects, we would need additional funds. Without adequate financing, at this time, we are not in a position to be able to carry out our intent to manage and operate these stations. Therefore, effective immediately we are terminating our agreement with FEML relating to the management and operation of the television stations and purchase options. We are also putting on hold, indefinitely, our plans to launch our own television network, Fuego TV until adequate financing becomes available and can secure it.

May 9, 2007
Fuego Entertainment, Inc. (FEI), entered into a management agreement with an affiliate, Fuego Entertainment Media, LLC, (FEML) to manage and operate the network of the affiliate. Previously, FEML entered into a lease/purchase option arrangement with the antenna’s owner to enable FEML to broadcast its programming content based on monthly lease payments until such time as FEML could determine that the two year underlying option agreement should be exercised.

FEI also acquired from FEML, an option to acquire the FEML antenna purchase option on the same terms and conditions that FEML had agreed to purchase it, in the event FEI was able to earn substantial management fees from the programming content over a sustained period of time, and FEI was able to arrange suitable financing to acquire the antenna outright which was a cost of approximately 3.2 million dollars for the Las Vegas Television Station and 3.8 million for the three televison stations in Puerto Rico

FEI will be required to hire qualified programming and tecnichal personnel to facilitate the management agreement with FEML, and will incur substantial related costs and expenses to enable it to initiate and carry out its obligations under the agreement with FEML. FEI is activily seeking financing for these projects.

FEI has no financial ownership interest in FEML and none is contemplated under the existing agreement with FEML.

March 3, 2007
Parnell Francois Delcham Joins Fuego Entertainment's Board of Directors.  Fuego Entertainment, Inc. announced that Parnell Francois Delcham has been added to the board of directors. It is anticipated that Mr. Delcham will be nominated for election to Fuego's Board of Directors at the Company's 2007 Annual Meeting of Shareholders.

December 18, 2006
Fuego Entertainment Announces the Launch of Fuego Television Network in Puerto Rico and Soon, Las Vegas.  Fuego Entertainment, Inc. today announces the launch of Fuego Television Network (FuegoTV) in Puerto Rico under a Lease Management Agreement and Purchase Option. Fuego Entertainment also announces a Lease Management Agreement and Purchase Option for LPTV station KVPX-LP in Las Vegas, Nevada.

November 22, 2006
Fuego Entertainment Announces the Acquisition of Vision Sports Entertainment Network with 24 Affiliate Stations Reaching 14 Million US Households. Fuego Entertainment, Inc. today announces that it has acquired Vision Sports Entertainment Network (VSEN-TV), broadcasting on 24 affiliate stations and reaching over 14 million US households. Based in Burbank, VSEN-TV will relocate to Las Vegas NV, and its founder, Rod Myers, will remain President of this wholly-owned subsidiary of Fuego Entertainment under a three-year employment agreement.

September 28, 2006
Fuego Entertainment Announces the Launch of Fuego Television Network in Puerto Rico and Soon, Las Vegas. Fuego Entertainment, Inc. today announces the launch of Fuego Television Network (FuegoTV) in Puerto Rico under a Lease Management Agreement and Purchase Option. Fuego Entertainment also announces a Lease Management Agreement and Purchase Option for LPTV station KVPX-LP in Las Vegas, Nevada.

September 9, 2006
On August 29, 2006, Victor Rodriguez  resigned his position as a Director of Fuego Entertainment, Inc. No replacement has yet been named to fill the vacancy created by Mr. Rodriguez's resignation.

August 25, 2006
On August 15, 2006, Juan Pablo Santos resigned his position as a Director of Fuego Entertainment, Inc. No replacement has yet been named to fill the vacancy created by Mr. Santos’ resignation.

August 24, 2006
Fuego Entertainment, Inc. (OTC Bulletin Board: FUGO) announced that it has issued a letter of intent to acquire 14 television stations for a total consideration of $11 million in cash and stock, including the assumption of liabilities. As part of its commitment to acquire these assets, Fuego will place 1 million shares of the Company’s Rule 144 common stock in third-party escrow. The transaction is subject to a 60-day due diligence period and approval by the FCC.

Press Release as to matters associated with the Form 8-K filed on August 24, 2006

Fuego Entertainment discusses August 24, 2006 security breach at various online brokerages and the effect on Fuego’s share price

As Fuego continues to receive calls from existing shareholders and potential investors regarding the unusual trading activities on August 24, 2006, and TD Ameritrade’s refusal to allow online trading of our Company stock, management has decided to temporarily post this bulletin on our website to provide a better understanding of these issues. It is important to let everyone know the Company has moved beyond this incident and continues to forge ahead.

At 2:53 PM on July 11, 2006, Fuego Entertainment began trading on the Over the Counter Bulletin Board under the ticker symbol FUGO. In the few weeks prior to August 24, 2006, the price per share of FUGO averaged around 80 to 90 cents on very low average daily volume of a few thousand shares.

To the surprise of Fuego management, and shareholders alike, on August 24, 2006, Fuego stock rose from $.88 per share to an inter-day high of $1.28 per share. Fuego daily trading volume reached a staggering 1,118,070 shares. Ordinarily, an increase in share price would be viewed as a positive event but in this case many online brokerages stopped the trading in Fuego stock the next trading day, citing “suspicious trading activity.” A few days later, all online brokerages, except for TD Ameritrade, resumed trading in Fuego stock.  Once online trading resumed, the share price plummeted and for the past few months, it has floated around 20 to 30 cents per share.

The cause of this unexpected rise in price and extraordinarily high trading volume, followed by an equally unexpected plunge in price, remained a mystery until recently. Federal authorities brought securities fraud charges against Aleksey Kamardin, a US citizen with ties to Latvia, whom they allege made more than $82,000 in a six-week scheme that used compromised trading accounts to drive up the price of stock in 14 publicly traded companies.

On August 24, 2006, Kamardin purchased 55,000 shares of Fuego stock. That same day, Kamardin allegedly accessed accounts at E*Trade, TD Ameritrade, Schwab, and Scottrade, liquidated their positions, and purchased a total of 458,600 shares of FUGO. Kamardin then sold all of his Fuego shares at prices ranging from $1.20 to $1.28 per share, making a profit of $9,164.28 in approximately three hours.

When regulators took an interest, Kamardin fled to Russia to hide, according to the SEC. On August 28 and 29, 2006, he wired his fraudulent gains from his online brokerage account to a domestic bank account, and then transferred the funds to a second account owned by his Russian-born roommate. The roommate then immediately wired the funds to a bank account located in Riga, Latvia, according to the Commission.

Kamardin, allegedly part of an East European criminal organization, defrauded investors of $82,960, according to a civil complaint filed by the Securities and Exchange Commission on January 22, 2007. (See SEC complaint: http://www.sec.gov/litigation/complaints/2007/comp19981.pdf )  According to the SEC, no one was safe. Kamardin broke into at least 27 online accounts at E*Trade, Scottrade, TD Ameritrade, J.P. Morgan Chase, and Charles Schwab, and illegally manipulated the share price of 14 publicly traded companies. For a thorough review of the events surrounding Kamardin’s activities refer to this article in The Washington Post:  http://www.washingtonpost.com/wp-dyn/content/article/2007/01/25/AR2007012501763.html?nav=hcmodule

Shortly after charges were filed against Kamardin, Fuego management became aware of the situation and most, but not all, of the mystery was solved. What remains to be determined is why TD Ameritrade continues to disallow any online trading in Fuego stock?

Management is also investigating what happened to the 458,650 shares of Fuego stock that allegedly Kamardin purchased via hacked accounts. All investors whose accounts were hacked have been reimbursed by their respective brokers but the disposition of the 458,600 shares of Fuego stock remains a mystery. It is possible these shares were sold back into the market by the brokerages.

It is clear Kamardin’s alleged actions on August 24, 2006, caused the share price of Fuego Entertainment to dramatically decline in the days following and triggered the cessation of online trading that continues to this day at TD Ameritrade.

Management has contacted TD Ameritrade regarding this issue and is expecting a resolution soon.

Fuego’s CEO, Hugo Cancio, owns in excess of 60% of all outstanding shares in the Company and much of the remaining stock is closely held by loyal Fuego shareholders.

July 10, 2006
Fuego Entertainment to Launch New Broadcast Television Station "Citytv Puerto Rico" on August 25, 2006 under a Licensing Agreement with CHUM International

Fuego Entertainment, Inc. (OTC Bulletin Board: FUGO) today announced that it will launch a full-service television station in San Juan, Puerto Rico, through and exclusive agreement with Eastern Television Corporation.  "Citytv Puerto Rico" will replace Encuentro Vision, WRUA TV, Channel 34. Fuego Entertainment will implement the Citytv format in Puerto Rico under a licensing agreement with CHUM International.  “Citytv Puerto Rico” will deliver locally-focused programming, celebrating and reflecting the local culture of the community.

Subsequent Events

On July 20, 2007, we entered into an exclusive contract with Frontier Nutritional Research, Inc. to distribute their product “Fit-a-Rita” a zero calories, zero, sugar Margarita Mix in the Latin American market and non-exclusive rights for certain US Latino distributors. Under the terms and conditions of the contract, we will be given the title of distributor and are granted the right to purchase the product in bulk at a distributors price. The terms of the payment for the product is net 30 days. If payment is not received by the vendor 60 days after the date the product is delivered to the distributor, then 12% interest is accrues on the amount due to them.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and its appointment of Braverman International, P.C., as our independent accountants, our Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Braverman International, P.C., in fiscal year ended May 31, 2007, were approved by our board of directors.

Audit Fees

We paid Braverman International P.C. a total of $59,702 for audits and interim filings including SB-2 registration reviews since inception. The SB-2 was $15,628, the interim filings were $7,789 and the rest were for two audits of $36,285.

Audit-Related Fees

Audit related fees billed by Braverman International, P.C. was $17,500 for the year ended May 31, 2007.

Tax Fees

None paid to Braverman International, P.C.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUEGO ENTERTAINMENT, INC.

Date: September 17, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio , Principal Executive officer

Date: September 17, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 17, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio, Director