Form 10KSB/A
period 2007-05-31
FUEGO ENTERTAINMENT, INC.
filed 2007-09-24
CIK 1336277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1

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

On May 31, 2007 the registrant had 36,639,353 shares of Common Stock, (0.001par value per share) issued and outstanding.  As of May 31, 2007 the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $5,229,781 based on the closing trade reported on the OTC Bulletin Board. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

FUEGO ENTERTAINMENT, INC.

Index to

Annual Report of Form 10-KSB

For the Period Ended May 31, 2007

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Corporate Background

Fuego Entertainment, Inc. ("Fuego", "the Company", "we", "our", or "us") was originally incorporated under the laws of the State of Nevada on December 30, 2004 as "Durango Entertainment, Inc." On March 15, 2005, we filed a Certificate of Amendment with the Nevada Secretary of State changing our name to "Fuego Entertainment, Inc."

Current Business Operations

We are engaged in the directing, production, marketing, and distribution of entertainment products, including feature and short films, documentaries, television shows, music, and tour productions. We produce CD, DVD, filmed and television content. We have launched a music division, Fuego Entertainment Music International (FEMI). that produces, markets and distributes music content through traditional distribution channels and also through digital downloads.  This  division remains in the development stage. We have created a publishing division, Fuego Entertainment Publishing Group (FMP), to manage, market, promote, and commercially exploit music compositions. This business segment remains in the development stage.

We also provide a limited amount of such management, marketing, and public relations services to the entertainment industry and the amount of such services provided is increasing.

We were founded by our President, Hugo M. Cancio, who had spent the previous five years successfully owning and operating Ciocan Entertainment & Music Group, (Ciocan) our affiliate and a record label a film production company that produces Cuban and world entertainment and is well-known throughout the Latin Market - both in Latin America and the U.S. Fuego was formed in order to cross over into mainstream America with some of Ciocan's Latin music and film products as well as to produce music, films, and television programs geared toward the English speaking markets.  It is our intention to reach both markets at the same time as well as further European markets where Latin music is very popular. We have entered into an agreement with Ciocan to license, produce and distribute certain Ciocan products. Ciocan has not, does not now, nor does it intend to, conduct any business operations of any kind in Cuba.

Distribution and Publishing

Fuego at the present time has two feature film products in distribution and several additional products that are in pre-production stages. Once these additional products are completed we intend to make contact with several distributors around the world with whom Mr. Cancio has conducted business via Ciocan.  Ciocan and Hugo Cancio have contacts with distributors in Spain, France, Italy, Germany, England, Portugal, Japan, China and the U.S.  Ciocan's largest distribution products are music CD's.  Fuego has also engaged in the fast growing market of digital distribution of entertainment product.

The method Fuego uses to select clients is by traveling to the shows and conventions related to music product distributions such as MIDEM, BILLBOARDS film and television shows and conventions such as MIPCOM NATPE as well as the already established film festivals around the world such as: Cannes, Berlin, Miami, and Sundance.

Out-sourcing process: We send products to established distributors (distributors that are well established in the market with whom Ciocan and our President have done business with) on payment credit terms for established credit-approved accounts, and cash on delivery to those we consider new clients. We have a no return policy.

We have acquired publishing rights to music compositions managed by Sun Flower Publishing from which we may receive royalties for products sold as well as for songs played on radio and television which are licensed for soundtracks. We have executed a licensing agreement with Ciocan whereby Fuego has licensed the Ciocan music library for the payment of a 25% royalty based on net sales.

Advertising and Promotional Services

In terms of advertising and promoting our products, we currently use freelance individuals and marketing firms to assist with this function. However, we are investigating the possibility of bringing this function in-house in the near future as revenues permit. We have used and will continue to use on a project-to-project basis the services of F&F Media Corp. This corporation distributes information to the local and international media pertaining to our artists' new releases or events, organizes the interviews for various markets, and promotes our concert shows in order to enhance ticket sales.

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

Sales Strategy

We have already developed strong relationships with the channels of distribution for the products.  We also have reputable distributors in place to distribute the products within retail and various music stores. We are now also engaged in the digital distribution of music and video content and have executed distribution agreements with Digital Music Group, Inc and Vidzone. We also keep in close contact with various radio stations, television producers, newspaper editors to inform them as to our progress.

Employees

We do not employ any persons on a full-time or on a part-time basis, we do, however, have several people working on behalf of the company as independent contractors. Hugo M. Cancio is our President, Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Cancio is responsible for all of our day-to-day operations. Other services are provided by outsourcing and consulting and special purpose contracts.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

We lease our principal office space located at 8010 NW 156 St., Miami Lakes, Florida, 33016 on a month to month basis from a related party. Total rent expense for the year ended May 31, 2007 and 2006 was $15,083 and $8,500, respectively. On September 30, 2006, the Company terminated its shared lease of office facilities and office equipment for $750 a month, on a month to month basis, including utilities and insurance. Fuego’s President/CEO contributed the fair value of an office in home at $1,600 a month, on a month to month basis, including utilities and insurance.

ITEM 3.   LEGAL PROCEEDINGS.

We were not a party to any legal proceedings during the reporting period, and we know of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in their capacity as such.

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

Recent Sales of Unregistered Securities

From June 1, 2005 through May 31, 2007, we issued a total of 23,336,683 shares of our common stock to our stockholders for a total value of $333,358.  All common shares issued in this fiscal year relate to stock-based compensation for services rendered on behalf of the Company.

Fiscal year 2007
Proceeds from the sales of securities were $18,500 for the sale of 102,778 common shares at $0.18 per share.

The company recorded $120,312 for share-based compensation for services rendered in the current fiscal year.  The company issued 662,013 common shares at a price ranging from $0.12 to $0.23 per share.

The Company issued 40,000 common shares in order to reduce debt of $7,200.  The price per share was $0.18.

The Company issued 875,000 common shares at $0.15 for compensation for services to be rendered over a one year period from the date of issuance thereof.

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

Plan of Operation

We have been in operation for twenty-nine months as of May 31, 2007. Our efforts during that period have largely been to generate cash flows from operations and cash flow from the sales of our common shares. The majority of these cash flows were applied towards, production costs, and the investment in a series of shows, including Havana Nights.

Since inception, we have sold music CD’s  representing the majority of our music revenue. In the current fiscal year we created a music business segment named Fuego Entertainment Music International (FEMI) the purpose of which is to sell our music content under this name.

Since launching FEMI, we expanded our music and video catalog, by signing new artists, and acquiring music masters containing over 890 music tracks. We have also expanded our marketing and distribution capabilities and enhanced sales in the process.  We executed an agreement  with Digital Music Group, Inc, one of the leaders in the digital distribution of entertainment product, We also executed an agreement with UK digital distributor Vidzone.  Most recently we executed a publishing agreement with Ediciones Musicales Clippers. On March 1, 2007 we retained the services of Adolfo Fernandez, a prestigious publicist from F&F Media Group. Mr. Fernandez's firm represents companies such as WEA Music, Sony BMG, Televisa Group, Univision Music Group, EMI US Latin, EMI Music Colombia, Venemusic, Fonosound, Grupo Origin, Warner Music Latina, and others. Mr. Fernandez has worked with many artists such as Andrea Bocelli, Ricky Martin, Alejandro Sanz, Mark Anthony, Shakira, Gilberto Santarosa, Jennifer Lopez, and others.

Secondly, we have focused on the creation and development of our four filming projects. Three of the four projects are documentaries titled One Million Millionaires, Gold in Ecuador and Counterfeit Conspiracy. The fourth project is a reality television series titled The Trader. Our four filming projects, all in the development stage, cost $95,941 as of May 31, 2007.  The work in progress includes script development, principal photography, sound engineering, personnel, such as a cameraman, producer and assistant producer, location permits, filming insurance, equipment rental travel and hotel accommodations and crew meals. No general and administrative costs were capitalized. Lastly, we initially incurred stock registration costs of $63,382, consisting largely of professional fees, to enable us to pursue a registration statement on Form SB-2 with the Securities and Exchange Commission.

Operating expenses for the year ended May 31, 2007 were principally for selling, general and administrative expenses, the major components of which were stock based compensation costs of $120,312, development costs of $97,146, and audit and accounting fees of $74,162.

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

We recently entered into a 10 year licensing agreement with Ciocan for their music library catalogue. This library consists of 33 finished albums (over 300 tracks) by 8 different artists who are exclusively recording with Ciocan for the release of other future projects. Ciocan has marketed the catalogue to the Latin market, but we plan to penetrate the non-Hispanic markets and develop the current marketing efforts within the Latin base. We plan to develop live productions for artists we intend to sign. The agreement to license Ciocan's music requires us to pay a royalty of 25% of the net sales proceeds quarterly from sales.

The President and CEO of the Company owns 100% of the rights to a popular film he owns and produced in Cuba called Zafiros Lucura Azul (Sapphire Blue Maddness).  This film has never been distributed or commercialized. We acquired from Mr. Hugo Cancio the right to market, promote, and distribute the film in all formats: Theatrical release, Television, cable, DVD. This is part of a 10 year licensing agreement in which Fuego Entertainment will keep 75% of the net revenues generated. There was no payment of any kind involved in the transaction.  We will account for all sales and costs on a gross basis for the above agreements in accordance with the criteria set forth in Emerging Issues Task Force Abstract  Issue No. 99-19, since we will be responsible for all production and distribution costs and expenses, and have full discretion in selecting suppliers and product specifications. If there are no net proceeds after one year, all rights revert to the producer.

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

For the past twelve months, we have continued to generate revenues by engaging in work for hire projects and though the sales of our music CD’s.  Although we continued to work on our television projects, our main focus was shifted to our music business divisions FEMI and FPG.

Fuego executed a letter of intent with Tota Productions, a music and video production company located in Torino, Italy, that produces Spanish Hip Hop and Pop artists from Europe.  Upon completion of this arrangement we will obtain the ownership of over 300 CD masters and supporting data with which to market the library.  Subsequent to May 31, 2007, we did in-fact acquire ownership of over 300 CD masters and supporting data.

We have generated revenues from sales of our music, television and film content, publishing revenues and work for hire such as the production of corporate videos and consulting services. It is our intention to continue offering these services as they incur no material costs or expenses by the Company, as they are mostly borne by the clients.  Our efforts are provided by Mr. Cancio whose compensation has been and will continue to be contributed to the Company until we reach profitable ongoing operations. We have also generated revenues by providing consulting services to companies that are in need of reaching the US Hispanic/ Latino Markets with their products or services. Consulting services do not incur material costs or expenses since such services are provided solely by Mr. Cancio. We will continue seeking these consulting activities in order to generate revenues.

Results of Operations for the Fiscal Year ended May 31, 2007 compared to Fiscal Year ended May 31, 2006

Revenues

In fiscal 2006, our revenues were $202,292 and did not include revenues from music sales.  Our revenues for fiscal 2007 were $184,243, of which $146,793 consisted of revenue from music sales.  Although we operated for a full 12 months this year, we were unable to maintain the same level of revenues that we achieved in the prior year. Last year the company was involved in several revenue producing activities, work for hire such as filming music and corporate videos. We were also in the process of launching several television projects, filming TV shows and  licensing other entertainment related content. However, since we were unable to secure suitable financing to continue with the television endeavors, we had to postpone indefinitely the development of all of our television projects and focus and depend on the creation of our music division in order to generate revenues.

Although the company had several financing offers, our ability to close the financing opportunities depended on our stock price. The results of not securing suitable financing was the cancellation of the management and development agreement with our affiliate Fuego Entertainment Media Group, the loss of prospective programming revenues and profitability, and the incurrence of additional expenses to regroup our efforts in order to continue business operations. The monthly average for revenues last year was approximately $16,800 and in the current year the average monthly revenues were $15,300, the majority of which were generated from music sales. This reduction in average monthly revenues was a direct result of the president’s efforts being directed in a significant revenue generating area; his direct involvement in acquiring the exclusive rights to distribute musical tracks which accounted for $146,793 of revenue in the year ended May 31, 2007.  The company, from inception, has engaged in a series of diverse entertainment  projects and will continue to seek them.

Cost of Production  - Filming and Music

Of the filming and music revenues generated for the current year, our President/CEO was able to perform the majority of effort necessary to generate such revenues as in the past years. His compensation and expense for such efforts was contributed each year by him and categorized in other selling, general and administrative expense and therefore was not included as a cost revenues.  Filming production costs, presently capitalized are recorded based on the amounts billed to by outside vendors and other out of pocket costs we directly incur.

Our music production costs are recognized using an allocation per album based on the going rate producing CDs.  The reproduction costs of the albums are incurred by our customers and passed along to us in the form of a reduction to their account receivable balance.

Operating Expenses

The current year's operating expenses increased dramatically. Our total expenses for the years ending May 31, 2007 and 2006 were 711,633 and 318,979, respectively. Selling, general and  administrative expenses for 2007 and 2006 were 464,201 and 194,041, respectively.  The Company recorded a provision for bad debt in the amount of $89,975 and $0 for the periods ended 2007 and 2006, respectively.  The current year provision was necessary as our two largest music distributors had not paid their invoices in accordance with their credit terms.

Results of Operations for the Fiscal Year ended May 31, 2006, Compared to prior Fiscal Year ended May 31, 2005

Revenues and Cost of Filming

The Company's major revenue source, the filming of corporate videos, was $57,000 more than the preceding year of only 5 months, but was curtailed in the current year for the reasons previously mentioned.  Related costs of filming, as a percentage of revenue, was 14% for both and would be much higher if the costs and associated with the President/CEO's efforts in producing all of these films were included.

Operating Expenses

The current year's operating activities were more involved since they included the registration costs of going public of $63,382, the development expenses incurred towards the effort to determine the viability of a Puerto Rico station of $39,474, and the impairment of the investment in Havana nights of $57,400.  In the prior year, no similar amounts were incurred.  Other selling, general and administrative expenses of the current year were in line with the level of expenses incurred in the previous period of 5 months.

Liquidity and Capital Resources

The Company has a deficit in working capital at year end, is delinquent in the filing of its income tax returns, and is past due on the majority of its accounts payable. It has no line of credit or other outside financing sources presently to enable it to finance exist operations, and is dependent on its music sales and the private placement of its common stock for current cash flows.  Accordingly, it is presently seeking financing to continue in existence. The Company is dependent solely on its President/CEO for all revenue generating and cash flow opportunities.

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

Long – Term Compensation Awards
Name and Principal			Stock-Based	Underlying
Positions at 5/31/07	Salary 2007 and 2006	Bonus 2007 and 2006	Compensation 2007 and 2006	Options 2007 and 2006
Hugo M. Cancio Director/President Treasurer	$40,500 (2007) *	-0- (2007)	-0- (2007)	-0-
Hugo M. Cancio Director/President Treasurer	$36,000 (2006)	-0- (2006)	-0- (2006)	-0- (2006)

* All compensation noted above ws contributed to the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of May 31, 2007, certain information with respect to the beneficial ownership of our 36,639,353 shares of common stock by (i) each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person’s address, and (iii) all of the directors and officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.

Name of Beneficial Owner	Shares Beneficially
or Name of Officer or Director	Owned	Percent

Hugo M. Cancio Director/President Treasurer/Secretary	19,272,738	52.60%

Ciocan Entertainment Film & Music Group, LLC	5,500,000	15.01%

Total Director/Officer/ 5% Owners	24,774,738	67.61%

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

Audit Committee Financial Expert

Our Board of Directors has determined that the sole member of our Audit Committee, Mr. Felix Danciu qualifies as an audit committee financial expert under the applicable rules of the SEC.  Mr. Danciu’s qualifications include, among other things, his practice as a financial consultant and investment banker. Mr. Danciu does not meet the audit committee independence criteria prescribed by the NASDAQ as he is also a member of our Board of Directors.  Our company is not required to have an audit committee under the FINRA guidelines for OTC traded companies, and therefore is not required to have an independent audit committee member.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.	Description and Method of Filing

10.1	Zafiros Locura Azul Agreement*

10.2	Promissory Note*

10.3	Promissory Note*

10.4	Letter of Agreement*

31.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of Principal Accounting Officer as Required by Rule 13a-14(a)/15d-14

32.1	Certification Of Chief Executive Officer And Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.1	Press Releases*

*  Referenced by incorporation to the Form 10KSB filed on September 17, 2007, accession number 0001140361-07-018259.

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