Form 10KSB/A
period 2007-05-31
FUEGO ENTERTAINMENT, INC.
filed 2007-09-27
CIK 1336277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 2

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

Sales Strategy

We have already developed strong relationships with the channels of distribution for the products as well as works with reputable distributors to place the products within retail and various music stores. We are now also engaged in the digital distribution of music and video content and have executed distribution agreements with Digital Music Group, Inc and Vidzone. We also keep in close contact with various radio stations, television producers, newspaper editors to inform them as to our progress.

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

ITEM 7.   FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.

TABLE OF CONTENTS
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

$192,540

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC
STATEMENTS OF OPERATIONS

	For the Years Ended
	May 31, 2007	May 31, 2006

REVENUES
Music
Music sales, net	$146,793	$-
Filming	30,550	178,701
Consulting	6,900	23,591

Total Revenues	184,243	202,292

COSTS AND EXPENSES
Cost of music
Royalties - related party	38,857	-
Production costs	24,819
Cost of filming	5,000	24,631
Affiliation agreements	50,000	-
Selling, general and administrative:
Provision for bad debts	89,975
Compensation - stock based and contributed	160,812	36,000
Other	205,143	158,041
TV development	97,146	39,474
Impairment of investmest	-	57,400
Interest expense - related parties	17,646
Interest expense - other	1,342	1,024
Depreciation and amortization	12,622	2,409

Total costs and expenses	711,633	318,979

(Loss) before income taxes	(527,390)	(116,687)

Income tax expense (benefit)	(21,832)	8,968

NET (LOSS)	$(505,558)	$(125,655)

EARNINGS (LOSS) PER SHARE - BASIC	$(0.01)	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	35,625,161	30,647,092

* less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 31, 2007	May 31, 2006

OPERATING ACTIVITIES
Net income (loss)	$(505,558)	$(125,655)
Adjustments to reconcile net income to net cash used by
operating activities
Contributed services	60,925	37,931
Impairment loss on investment	-	57,400
Depreciation and amortization	12,622	2,409
Stock based compensation	128,583	-
Changes in operating assets and liabilities
Accounts receivable	(24,308)	11,833
Accrued federal Income tax refund receivable	(12,115)	-
Deferred tax asset	-	3,375
Other current asset	-	1,552
Accounts payable	81,809	14,793
Income taxes payable	(9,717)	5,593
Accrued interest - related parties	17,646
Other current liabilities	2,276	1,630
Deferred revenue	-	1,968
Production costs	(2,510)	(42,999)
NET CASH (USED BY) OPERATING ACTIVITIES	(250,347)	(30,170)

INVESTING ACTIVITIES
Deposit on music library	(14,500)
Purchase of equipment	(17,697)	(32,951)
NET CASH (USED BY) INVESTING ACTIVITIES	(32,197)	(32,951)

FINANCING ACTIVITIES
Proceeds from sale of common stock	18,500	56,096
Proceeds from notes payable - related parties	278,675	(302)
Repayments of notes payable - related parties	(14,783)
NET CASH PROVIDED BY FINANCING ACTIVITIES	282,392	55,794

NET (DECREASE) IN CASH	(152)	(7,327)

CASH, BEGINNING OF PERIOD	152	7,479

CASH, END OF PERIOD	$-	$152
	-	-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock Issued for Future Consulting Services (875,000 shares)	$131,250
Common Stock Issued for Debt Reduction (40,000 shares)	$7,200

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Two Years Ended May 31, 2007

				Subscriptions			Retained
	Common Stock		Paid-in	Common	Amount	Deferred	Earnings
	Shares	Amount	Capital	Stock	Receivable	Charge	(Deficit)	Total
Balance, May 31, 2005	13,272,670	$ 13,273	$ 46,058	$ 43,274	$ (43,274)	$ -	$ 39,489	$ 98,820

Proceeds received from subscribed shares	21,658,977	21,659	29,412	(51,072)	51,072			51,071

Proceeds from sale of common stock for
$.18 per share	27,915	28	4,997					5,025

Common stock subscribed								-
53,111 shares @.179 per share				9,561	(9,561)

Common stock subscriptions canceled
10,000 shares @ .001 per share				(10)	10
40,500 shares @ .009 per share				(405)	405
7,488 shares @ .179 per share				(1,348)	1,348

Contributed services			37,931					37,931

Net (loss) for the year							(125,655)	(125,655)

Balance, May 31, 2006	34,959,562	34,960	118,398	-	-	-	(86,166)	67,192

Proceeds from sale of common stock for
$.18 per share	102,778	103	18,397					18,500

Stock based compensation
$.12 per share	25,000	25	2,975					3,000
$.15 per share	60,000	60	8,940					9,000
$.18 per share	488,013	488	87,354					87,842
$.23 per share	89,000	89	20,381					20,470

Stock Issued for debt reduction
$.18 per share	40,000	40	7,160					7,200

Stock Issued for Future Services
$.15 per share	875,000	875	130,375			(122,979)		8,271

Contributed services			60,925					60,925

Net (loss) for the year							(505,558)	(505,558)

Balance, May 31, 2007	36,639,353	$ 36,640	$ 454,905	-	$ -	$ (122,979)	$ (591,724)	$ (223,158)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

 FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

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

FUEGO ENTERTAINMENT, INC.

Date: September 27, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio , Principal Executive officer

Date: September 27, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 27, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio, Director