Form 10QSB
period 2007-08-31
FUEGO ENTERTAINMENT, INC.
filed 2007-10-22
CIK 1336277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2007

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

Yes ☒ No  ☐

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of August 31, 2007 was 36,639,353.

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
BALANCE SHEETS

	August 31,	May 31,
	2007	2007

ASSETS

CURRENT ASSETS
Cash	$1,058	$-
Account receivable-trade, less allowance
for doubtful accounts of $90,000	23,712	29,308
Federal Income tax refund receivable	12,115	12,115

Total Current Assets	36,885	41,423

EQUIPMENT, less accumulated depreciation
of $ 17,465.98	35,951	39,145

OTHER ASSETS
Production costs	95,941	95,941
Deposit on music library	14,500	14,500
Logo, less accumulated amortization
of $1,305	1,395	1,530

Total Other Assets	111,836	111,971

	$184,672	$192,540

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$19,443	$24,092
Accounts payable - related parties	90,107	83,518
Other liabilities	4,208	3,906
Income taxes payable	15,985	15,985
Accrued interest - related parties	28,430	17,646
Deferred revenue	6,659	6,659

Total Current Liabilities	164,832	151,806

Long-Term Debt
Notes payable - related parties	293,640	$263,893

Total Liabilities	458,472	$415,699

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 75,000,000
shares authorized, 36,639,353 issued and outstanding	36,640	36,640
Paid in capital	475,580	454,905
Deferred charge	(72,667)	(122,979)
Retained earnings(deficit)	(713,353)	(591,724)

Total Stockholders' Equity (Deficit)	(273,800)	(223,158)

	$184,672	$192,540

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended
	August 31, 2007	August 31, 2006

REVENUES
Music
Music sales, net	$11,376	$21,994
Filming	-	30,550
Consulting	-	6,800

Total Revenues	11,376	59,344

COSTS AND EXPENSES
Cost of music
Royalties - related party	2,844	5,499
Production costs	300
Cost of filming	-	5,000
Affiliation agreements	-
Selling, general and administrative:
Provision for bad debts	-
Compensation - stock based and contributed	63,812	75,258
Other	51,542	62,573
TV development	-	50,310
Impairment of investmest	-
Interest expense - related parties	10,784
Interest expense - other	393
Depreciation and amortization	3,329	2,665

Total costs and expenses	133,004	201,305

(Loss) before income taxes	(121,628)	(141,961)

Income tax expense (benefit)	-	(19,426)

NET (LOSS)	$(121,628)	$(122,535)

EARNINGS (LOSS) PER SHARE - BASIC	-	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	35,625,161	35,318,074

* less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	August 31, 2007	August 31, 2006

OPERATING ACTIVITIES
Net income (loss)	$(121,628)	$(122,535)
Adjustments to reconcile net income to net cash used by
operating activities
Contributed services	20,675	10,500
Impairment loss on investment	-
Depreciation and amortization	3,329	2,665
Stock based compensation	50,312	75,258
Changes in operating assets and liabilities
Accounts receivable	5,596	(21,994)
Accrued federal Income tax refund receivable	-	(19,426)
Deferred tax asset	-	-
Other current asset	-	-
Accounts payable	1,940	6,620
Income taxes payable	-	-
Other current liabilities	302	575
Deferred revenue	-	-
Production costs	-	(5,753)
NET CASH (USED BY) OPERATING ACTIVITIES	(39,474)	(74,090)

INVESTING ACTIVITIES
Deposit on music library	-
Purchase of equipment	-	(3,213)
NET CASH (USED BY) INVESTING ACTIVITIES	-	(3,213)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	25,700
Proceeds from notes payable - related parties	32,912	53,300
Repayments of notes payable - related parties	(3,164)
Accrued interest - related parties	10,784
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,532	79,000

NET (DECREASE) IN CASH	1,058	1,697

CASH, BEGINNING OF PERIOD	-	152

CASH, END OF PERIOD	$1,058	$1,849
	-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock Issued for Future Consulting Services (875,000 shares)	$131,250
Common Stock Issued for Debt Reduction (40,000 shares)	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Two Years Ended Aug 31, 2007

				Subscriptions			Retained
	Common Stock		Paid-in	Common	Amount	Deferred	Earnings
	Shares	Amount	Capital	Stock	Receivable	Charge	(Deficit)	Total
Balance, May 31, 2005	13,272,670	$13,273	$46,058	$43,274	$(43,274)	$-	$39,489	$98,820

Proceeds received from subscribed shares	21,658,977	21,659	29,412	(51,072)	51,072			51,071

Proceeds from sale of common stock for $.18 per share	27,915	28	4,997					5,025

Common stock subscribed								-
53,111 shares @.179 per share				9,561	(9,561)

Common stock subscriptions canceled
10,000 shares @ .001 per share				(10)	10
40,500 shares @ .009 per share				(405)	405
7,488 shares @ .179 per share				(1,348)	1,348

Contributed services			37,931					37,931

Net (loss) for the year							(125,655)	(125,655)

Balance, May 31, 2006	34,959,562	$34,960	$118,398	$-	$-	$-	$(86,166)	$67,192

Proceeds from sale of common stock for $.18 per share	102,778	103	18,397					18,500

Stock based compensation
$.12 per share	25,000	25	2,975					3,000
$.15 per share	60,000	60	8,940					9,000
$.18 per share	488,013	488	87,354					87,842
$.23 per share	89,000	89	20,381					20,470

Stock Issued for debt reduction	40,000	40	7,160					7,200
$.18 per share

Stock issued for Future Services
$.15 per share	875,000	875	130,375			(122,979)		8,271

Contributed services			60,925					60,925

Net (loss) for the year							(505,558)	(505,558)

Balance, May 31, 2007	36,639,353	$36,640	$454,905	$-	$-	$(122,979)	$(591,724)	$(223,158)

Proceeds from sale of common stock for $.18 per share			-					-

Stock based compensation
$.12 per share			-					-
$.15 per share			-					-
$.18 per share			-					-
$.23 per share			-					-

Stock Issued for debt reduction
$.18 per share			-					-

Stock Issued for Future Services
$.15 per share			-			50,312		50,312

Contributed services			20,675					20,675

Net (loss) for the year							(121,628)	(121,628)

Balance, Aug 31, 2007	36,639,353	$36,640	$475,580	-	$-	$(72,667)	$(713,352)	$(273,799)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of August 31, 2007 and the results of its operations and cash flows for the three months ended August 31, 2007 and 2006 have been made.  Operating results for the three months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ended May 31, 2008.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended May 31, 2007.

2.	NATURE OF BUSINESS

Fuego Entertainment, Inc. (the “Company”,”Fuego”.”we”,”our” or “us”) was formed on December 30, 2004 as a Florida corporation and is primarily engaged in the directing, production, marketing, and distribution of entertainment products, including feature and short films, documentaries, television shows, music, and tour productions. We also provide management, marketing, and public relations services to the entertainment industry. During the three months ended August 31, 2007 the majority of revenues were earned from the sale of musical tracks.

3.	SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN
Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue in existence is dependent on its ability to develop additional sources of capital, or achieve profitable operations. We sustained significant losses in the last three years, and we have deficits in working capital and stockholder’s equity as of August 31, 2007. Our financial position at that date and presently is of great concern to us and our investors, however, management’s plan is to obtain additional capital and to develop, market and distribute musical tracks, and to pursue the multi-media releases of a popular film produced in Cuba. Additionally, since launching FEMI, we expanded our music and video catalog, by signing new artists, and acquiring music masters containing over 890 music tracks. We have also expanded our marketing and distribution capabilities and enhanced sales in the process. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	RELATED PARTY TRANSACTIONS

•
Ciocan is an entertainment company owned by our President/CEO, that creates products  for the Latino Market worldwide and anticipates using us to market, promote and commercialize some of its products (music, films, documentaries, artist, etc) for the Anglo and international markets.  During the three months ended August 31, 2007, Ciocan did not advance any funds leaving a balance owing as of August 31, 2007, of $24,800, and accrued interest of $3,249. In addition Ciocan was owed a total of $40,798 for music royalties earned during the current three months ended.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

4.	RELATED PARTY TRANSACTIONS - continued

•
Our President/CEO is owed $268,840 as of August 31, 2007 for cash advances to the company for a variety of general and administrative expenses and the development of TV station programming. During the current quarter he advanced $32,911 and was repaid $3,164. No interest was paid on this date which accrues at 15 percent per annum and is payable on June 1, 2008. Accrued interest totaled $25,181 as of August 31, 2007.

5.	INCOME TAXES

The following is an analysis of income taxes .

The provision for current income taxes is as follows:
	For the three months ended August 31, 2007	For the three months ended August 31, 2006

Current tax expense (benefit):
Federal tax at 34% statutory rate	$(41,354)	$(48,267)
Benefit of surtax exemptions	-0-	25,296
Valuation allowance	34,525	(98)
Permanent differences	6,829	3,643
Income tax expense	$-0-	$(19,426)

The analysis of income tax expense is as follows:
	For the three months ended August 31, 2007	For the three months ended August 31, 2006

Current	$-0-	$(19,426)
Deferred	- 0-	-0-
Income tax expense	$-0-	$(19,426)

A deferred tax asset was recognized of $34,525 for the $31,028 of net operating loss carry forward  which expires in 2028 if unused, and $3,497 of temporary timing differences during the three months ended August 31, 2007.  A valuation allowance for $34,525 was recorded as of August 31, 2007, as   the Company believes it is more likely than not that this future tax benefit of this deferred tax asset will not be realized at this time.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

5.	INCOME TAXES - continued

The following is an analysis of the change in the deferred tax asset:

	For the three months ended August 31, 2007	For the three months ended August 31, 2006
Deferred tax asset, beginning of year	$-0-	$-0-

Net operating loss carryforward	31,028

Allowance for doubtful accounts	-0-	-0-

Interest Expense related party	3,667	-0-

Depreciation	(170)	(98)

State income taxes	-0-	-0-

Valuation allowance	(34,525)	98

Deferred tax asset, end of year	$-0-	$-0-

6.	CONTRIBUTED CAPITAL

For the three months ended August 31, 2007, the President contributed a total of $20,675 consisting of $13,500 for the value of services, $2,375 for the prorata share of auto expenses, and $4,800 for the rent of corporate office facilities.

7.	DEFERRED CHARGE

On May 9, 2007, we entered into a contract with Var Growth Corporation (D.B.A. Ice Cold Stocks) and issued 875,000 shares of restricted common stock at $.15 in exchange for consulting services to be performed over a 12 month period from the date of the contract. For the three months ended August 31, 2007, $50,312 of this cost was expensed. The remaining balance is treated as a deferred charge, a contra equity account, as all of the shares were issued for services but not yet fully  rendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Plan of Operation

We have been in operation for thirty-two months as of  August 31, 2007. Our efforts during that period have largely been to generate cash flows from operations and cash flow from the sales of our common shares. The majority of these cash flows were applied towards, production costs, and the investment in a series of shows, including Havana Nights.

Since inception, we have sold music CD’s representing the majority of our music revenue. In the prior fiscal year we created a music business segment named Fuego Entertainment Music International (FEMI) the purpose of which is to sell our music content under this name.

Since launching FEMI, we expanded our music and video catalog, by signing new artists, and acquiring music masters containing over 890 music tracks. We have also expanded our marketing and distribution capabilities and enhanced sales in the process.  We executed an agreement with Digital Music Group, Inc, one of the leaders in the digital distribution of entertainment product, we also executed an agreement with UK digital distributor Vidzone. Fuego will soon launch it new website that will include music, video and television content downloads.  Most recently we executed a publishing agreement with Ediciones Musicales Clippers. On March 1, 2007 we retained the services of Adolfo Fernandez, a prestigious publicist from F&F Media Group. Mr. Fernandez's firm represents companies such as WEA Music, Sony BMG, Televisa Group, Univision Music Group, EMI US Latin, EMI Music Colombia, Venemusic, Fonosound, Grupo Origin, Warner Music Latina, and others. Mr. Fernandez has worked with many artists such as Andrea Bocelli, Ricky Martin, Alejandro Sanz, Mark Anthony, Shakira, Gilberto Santarosa, Jennifer Lopez, and others.

Secondly, we have focused on the creation and development of our four filming projects. Three of the four projects are documentaries titled One Million Millionaires, Gold in Ecuador and Counterfeit Conspiracy. The fourth project is a reality television series titled The Trader. Our four filming projects, all in the development stage, cost $95,941 as of August 31, 2007.  The work in progress includes script development, principal photography, sound engineering, personnel, such as a cameraman, producer and assistant producer, location permits, filming insurance, equipment rental travel and hotel accommodations and crew meals. No general and administrative costs were capitalized. Lastly, we initially incurred stock registration costs of $63,382, consisting largely of professional fees, to enable us to pursue a registration statement on Form SB-2 with the Securities and Exchange Commission.

Operating expenses for the  three months ended  August 31, 2007 were principally for selling, general and administrative expenses, the major components of which was stock based compensation costs of $120,312, development costs of $97,146, and audit and accounting fees of $74,162.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. - continued

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

We recently entered into a 10-year licensing agreement with Ciocan for their music library catalogue. This library consists of 33 finished albums (over 300 tracks) by 8 different artists who are exclusively recording with Ciocan for the release of other future projects. Ciocan has marketed the catalogue to the Latin market, but we plan to penetrate the non-Hispanic markets and develop the current marketing efforts within the Latin base. We plan to develop live productions for artists we intend to sign. The agreement to license Ciocan's music requires us to pay a royalty of 25% of the net sales proceeds quarterly from sales.

The President and CEO of the Company own 100% of the rights to a popular film he owns and produced in Cuba called Zafiros Lucura Azul (Sapphire Blue Maddness).  This film has never been distributed or commercialized. We acquired from Mr. Hugo Cancio the right to market, promote, and distribute the film in all formats: Theatrical release, Television, cable, DVD. This is part of a 10 year licensing agreement in which Fuego Entertainment will keep 75% of the net revenues generated. There was no payment of any kind involved in the transaction.  We will account for all sales and costs on a gross basis for the above agreements in accordance with the criteria set forth in Emerging Issues Task Force Abstract  Issue No. 99-19, since we will be responsible for all production and distribution costs and expenses, and have full discretion in selecting suppliers and product specifications. If there are no net proceeds after one year, all rights revert to the producer.

Additional sources of income may include projects where we will also act as an agent and contract organization for certain entertainment projects that are fully developed by others. These services may include marketing, distribution, principal photography, development, pre- and post-production, introductory services, and many others that are within our realm of expertise. To date, we currently do not have any agreements or projects whereby we act as an agent.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. - continued

Results of Operations for the three months  ended  August 31, 2007, Compared to three months  ended  August 31, 2006

Revenues and Cost of Filming

The Company's prior major revenue source, the filming of corporate videos,  decreased  $ 30,550 compared to the prior year’s quarter , but was curtailed in the current year for the reasons previously mentioned. Music revenue also decreased by $10,618. Related costs of filming, as a percentage of revenue, was 14% for both and would be much higher if the costs and associated with the President/CEO's efforts in producing all of these films were included.

Operating Expenses

Radio/T.V. Development expenses decreased by $50,310 and stock based compensation decreased by $75,258.   The Company’s consulting expense increased by 53,312 when compared to the prior year’s quarter because on May 9, 2007, we entered into a contract with Var Growth Corporation (D.B.A. Ice Cold Stocks) and issued 875,000 shares of restricted common stock at $.15 in exchange for consulting services to be performed over a 12 month period from the date of the contract. For the three months ended August 31, 2007, $50,312 of this cost was expensed. The remaining balance is treated as a deferred charge, a contra equity account, as all of the shares were issued for services but not yet fully  rendered. The Company’s interest expense increased $10,820 because of an increase in the amount owed to our President/CEO and his related company Ciocan.  Other selling, general and administrative expenses of the current year were in line with the level of expenses incurred in the previousyear’s quarter.

Income Tax Benefit

The current quarter reports no income tax expense or benefit.  However the prior year’s quarter reflected a $19,426 income tax benefit as a result of carrying back net operating losses to periods when the Company had taxable income sufficient to generate that recovery.

Liquidity and Capital Resources

The Company has a deficit in working capital at  the end of the quarter, is delinquent in the  payment of its federal and state income taxes , and is past due on the majority of its accounts payable. It has no line of credit or other outside financing sources presently to enable it to finance exist operations, and is dependent on its music sales and the private placement of its common stock for current cash flows.  Accordingly, it is presently seeking financing to continue in existence. The Company is dependent solely on its President/CEO for all revenue generating and cash flow opportunities.

Material Commitments

We have no material commitments as at the date of this registration statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. - continued

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

(b) Reports on Form 8-K

Form 8K filed with the SEC July 3, 2007
Form 8K filed with the SEC October 9, 2007
Form 8K filed with the SEC October 10, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUEGO ENTERTAINMENT, INC.
(Registrant)

Date: October 22, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Executive Officer

Date: October 22, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 22, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Director