Form 10QSB/A
period 2007-08-31
FUEGO ENTERTAINMENT, INC.
filed 2007-11-13
CIK 1336277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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
	(Unaudited)
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

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	August 31, 2007	August 31, 2006

REVENUES
Music
Music sales, net	$11,376	$21,994
Filming	-	30,550
Consulting	-	6,800

Total Revenues	11,376	59,344

COSTS AND EXPENSES
Cost of music
Royalties - related party	2,844	5,499
Production costs	300
Cost of filming	-	5,000
Selling, general and administrative:
Provision for bad debts	-
Compensation - stock based and contributed	63,812	75,258
Other	51,543	62,573
TV development	-	50,310
Interest expense - related parties	10,784
Interest expense - other	393
Depreciation and amortization	3,329	2,665

Total costs and expenses	133,005	201,305

(Loss) before income taxes	(121,629)	(141,961)

Income tax expense (benefit)	-	(19,426)

NET (LOSS)	$(121,629)	$(122,535)

(LOSS) PER SHARE - BASIC	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	35,625,161	35,318,074

* less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	August 31, 2007	August 31, 2006

OPERATING ACTIVITIES
Net income (loss)	$(121,629)	$(122,535)
Adjustments to reconcile net income to net cash used by
operating activities
Contributed services	20,675	10,500
Depreciation and amortization	3,329	2,665
Stock based compensation	50,312	75,258
Changes in operating assets and liabilities
Accounts receivable	5,596	(21,994)
Accrued federal Income tax refund receivable	-	(19,426)
Accounts payable	1,941	6,620
Other current liabilities	302	575
Accrued interest - related parties	10,784
Production costs	-	(5,753)
NET CASH (USED BY) OPERATING ACTIVITIES	(28,690)	(74,090)

INVESTING ACTIVITIES
Purchase of equipment	-	(3,213)
NET CASH (USED BY) INVESTING ACTIVITIES	-	(3,213)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	25,700
Proceeds from notes payable - related parties	32,912	53,300
Repayments of notes payable - related parties	(3,164)
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,748	79,000

NET (DECREASE) IN CASH	1,058	1,697

CASH, BEGINNING OF PERIOD	-	152

CASH, END OF PERIOD	$1,058	$1,849
	-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

						(Deferred
				Subscriptions		Charge)	Retained
	Common Stock		Paid-in	Common	Amount	Amortization of	Earnings
	Shares	Amount	Capital	Stock	Receivable	Deferred Charge	(Deficit)	Total
Balance, May 31, 2005	13,272,670	$13,273	$46,058	$43,274	$(43,274)	$-	$39,489	$98,820

Proceeds received from subscribed shares	21,658,977	21,659	29,412	(51,072)	51,072			51,071

Proceeds from sale of common stock for
$.18 per share	27,915	28	4,997					5,025

Common stock subscribed								-
53,111 shares @.179 per share				9,561	(9,561)

Common stock subscriptions canceled
10,000 shares @ .001 per share				(10)	10
40,500 shares @ .009 per share				(405)	405
7,488 shares @ .179 per share				(1,348)	1,348

Contributed services			37,931					37,931

Net (loss) for the year							(125,655)	(125,655)

Balance, May 31, 2006	34,959,562	$34,960	$118,398	$-	$-	$-	$(86,166)	$67,192

Proceeds from sale of common stock for
$.18 per share	102,778	103	18,397					18,500

Stock based compensation
$.12 per share	25,000	25	2,975					3,000
$.15 per share	60,000	60	8,940					9,000
$.18 per share	488,013	488	87,354					87,842
$.23 per share	89,000	89	20,381					20,470

Stock Issued for debt reduction	40,000	40	7,160					7,200
$.18 per share

Stock issued for Future Services
$.15 per share	875,000	875	130,375			(122,979)		8,271

Contributed services			60,925					60,925

Net (loss) for the year							(505,558)	(505,558)

Balance, May 31, 2007	36,639,353	$36,640	$454,905	$-	$-	$(122,979)	$(591,724)	$(223,158)

(Unaudited)

Amortization of Deferred Charge			-			50,312		50,312

Contributed services			20,675					20,675

Net (loss) for the three months							(121,629)	(121,629)

Balance, Aug 31, 2007 (Unaudited)	36,639,353	$36,640	$475,580	-	$-	$(72,667)	$(713,353)	$(273,800)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has an accumulated deficit, continued losses and a working capital deficit.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Our financial position is of great concern to us and our investors, however, management's plan is to obtain additional capital and to develop, market and distribute musical tracks, and to pursue the multi-media releases of a popular film produced in Cuba. Additionally, since launching FEMI, we expanded our music and video catalog, by signing new artists, and acquiring music masters containing over 890 music tracks. We have also expanded our marketing and distribution capabilities and enhanced sales in the process. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FUEGO ENTERTAINMENT, INC.
(Registrant)

Date: November 13, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Executive Officer

Date: November 13, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 13, 2007	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Director