Form 10QSB
period 2007-11-30
FUEGO ENTERTAINMENT, INC.
filed 2008-01-22
CIK 1336277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2007

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

Yes ☒ No  ☐

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of November 30, 2007 was 37,454,353.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FUEGO ENTERTAINMENT, INC.
BALANCE SHEETS

	November 30,	May 31,
	2007	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$-
Account receivable-trade, less allowance
for doubtful accounts of $90,000	19,460	29,308
Federal income tax refund receivable	12,115	12,115

Total Current Assets	31,575	41,423

EQUIPMENT, less accumulated depreciation
of $20,523 and $14,272, respectively	32,894	39,145

OTHER ASSETS
Production costs-Video	95,941	95,941
Production costs-Music	42,500	-
Deposit on music library	14,500	14,500
Deposit on web portal	3,882	-
Logo, less accumulated amortization
of $ 1,440 and $ 1,170, respectively	1,260	1,530

Total Other Assets	158,083	111,971

	$222,552	$192,540

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$28,774	$24,092
Accounts payable - related parties	48,543	83,518
Accrued interest - related parties	41,118	17,646
Deferred revenue	6,659	6,659
Income taxes payable	15,985	15,985
Other liabilities	5,503	3,906
Payroll tax liabilities	5,193	-

Total Current Liabilities	151,775	151,806

Long-Term Debt
Notes payable - related parties	320,943	263,893

Total Liabilities	472,718	415,699

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 75,000,000
shares authorized, 37,454,353 and 36,639,353
issued and outstanding, respectively	37,455	36,640
Paid in capital	617,690	454,905
Deferred charge	(22,354)	(122,979)
Subsriptions payable	65,000	-
Retained earnings(deficit)	(947,957)	(591,724)

Total Stockholders' Equity (Deficit)	(250,166)	(223,158)

	$222,552	$192,540

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2007	2006	2007	2006

REVENUES
Music
Music sales, net	$575	$17,793	$11,951	$39,787
Filming	-	-	-	30,550
Consulting	-	-	-	6,800

Total Revenues	575	17,793	11,951	77,137

COSTS AND EXPENSES
Cost of music
Royalties - related party	-	5,351	2,844	10,849
Production costs	336	-	636	-
Cost of filming	-	-	-	5,000
Selling, general and administrative:
Stock based and contributed compensation	93,863	-	157,675	75,258
Paid Compensation & Payroll Taxes	16,393	-	16,393	-
Other	103,241	71,323	154,784	133,896
TV development	-	46,835	-	97,146
Interest expense - related parties	17,824	-	28,608	-
Interest expense - other	330	-	723	-
Depreciation and amortization	3,192	3,163	6,521	5,828

Total costs and expenses	235,179	126,672	368,184	327,977

(Loss) before income taxes	(234,604)	(108,879)	(356,233)	(250,840)

Income tax expense (benefit)	-		-	(19,426)

NET (LOSS)	$(234,604)	$(108,879)	$(356,233)	$(231,414)

(LOSS) PER SHARE - BASIC	*	*	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	35,579,774	35,520,441	36,951,020	35,450,758

* less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	November 30,	November 30,
	2007	2006

OPERATING ACTIVITIES
Net income (loss)	$(356,233)	$(231,414)
Adjustments to reconcile net income to net cash used by
operating activities
Contributed services	41,350	24,075
Depreciation and amortization	6,521	5,828
Stock based compensation	131,675	75,258
Changes in operating assets and liabilities		-
Accounts receivable	9,849	(39,787)
Accrued federal income tax refund receivable	-	(19,426)
Accounts payable	(30,293)	12,041
Accrued interest - related parties	23,472
Other current liabilities	1,597	1,400
Payroll tax liabilities	5,193	-
NET CASH (USED BY) OPERATING ACTIVITIES	(166,869)	(172,025)

INVESTING ACTIVITIES
Production costs-Video	-	(7,308)
Production costs-Music	(42,500)	-
Deposit on web portal	(3,882)	-
Investments-Affiliation agreements		(50,000)
Purchase of equipment	-	(17,696)
NET CASH (USED BY) INVESTING ACTIVITIES	(46,382)	(75,004)

FINANCING ACTIVITIES
Proceeds from sale of common stock	12,450	25,700
Common stock subscriptions payable	65,000	-
Common stock issued for debt reduction	78,750	-
Proceeds from notes payable - related parties	74,733	221,177
Repayments of notes payable - related parties	(17,682)
NET CASH PROVIDED BY FINANCING ACTIVITIES	213,251	246,877

NET (DECREASE) IN CASH	-	(152)

CASH, BEGINNING OF PERIOD	-	152

CASH, END OF PERIOD	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

						(Deferred
				Subscriptions		Charge)	Retained
	Common Stock		Paid-in	Common	Amount	Amortization of	Earnings
	Shares	Amount	Capital	Stock	Receivable	Deferred Charge	(Deficit)	Total

Balance, May 31, 2005	13,272,670	$13,273	$46,058	$43,274	$(43,274)	$-	$39,489	$98,820

Proceeds received from subscribed shares	21,658,977	21,659	29,412	(51,072)	51,072			51,071

Proceeds from sale of common stock for
$.18 per share	27,915	28	4,997					5,025

Common stock subscribed								-
53,111 shares @.179 per share				9,561	(9,561)

Common stock subscriptions canceled
10,000 shares @ .001 per share				(10)	10
40,500 shares @ .009 per share				(405)	405
7,488 shares @ .179 per share				(1,348)	1,348

Contributed services			37,931					37,931

Net (loss) for the year							(125,655)	(125,655)

Balance, May 31, 2006	34,959,562	$34,960	$118,398	$-	$-	$-	$(86,166)	$67,192

Proceeds from sale of common stock for
$.18 per share	102,778	103	18,397					18,500

Stock based compensation
$.12 per share	25,000	25	2,975					3,000
$.15 per share	60,000	60	8,940					9,000
$.18 per share	488,013	488	87,354					87,842
$.23 per share	89,000	89	20,381					20,470

Stock Issued for debt reduction
$.18 per share	40,000	40	7,160					7,200

Stock issued for Future Services
$.15 per share	875,000	875	130,375			(122,979)		8,271

Contributed services			60,925					60,925

Net (loss) for the year							(505,558)	(505,558)

Balance, May 31, 2007	36,639,353	$36,640	$454,905	$-	$-	$(122,979)	$(591,724)	$(223,158)

(Unaudited)
Proceeds from sale of common stock for
$.15 per share	83,000	83	12,367					12,450

Stock based compensation
$.12 per share			-					-
$.15 per share	207,000	207	30,843					31,050

Stock Issued for debt reduction
$.15 per share	525,000	525	78,225					78,750

Amortization of Deferred Charges			-			100,625		100,625

Contributed services			41,350					41,350

Net (loss) for the six months							(356,233)	(356,233)

Balance, Nov 30, 2007 (Unaudited)	37,454,353	$37,455	$617,690	-	$-	$(22,354)	$(947,957)	$(315,166)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of November 30, 2007 and the results of its operations and cash flows for the six months ended November 30, 2007 and 2006 have been made.  Operating results for the six months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ended May 31, 2008.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended May 31, 2007.

2.	NATURE OF BUSINESS

Fuego Entertainment, Inc. (the “Company”, ”Fuego”. ”we”, ”our” or “us”) was formed on December 30, 2004 as a Florida corporation and is primarily engaged in the directing, production, marketing, and distribution of entertainment products, including feature and short films, documentaries, television shows, music, and tour productions. We also provide management, marketing, and public relations services to the entertainment industry. During the six months ended November 30, 2007 the majority of revenues were earned from the sale of musical tracks.

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

•
Ciocan is an entertainment company, owned by our President/CEO, that creates products for the Latino Market worldwide and anticipates using us to market, promote and commercialize some of its products (music, films, documentaries, artist, etc) for the Anglo and international markets.  During the six months ended November 30, 2007, Ciocan did not advance any funds leaving a balance owing as of November 30, 2007, of $24,800, and accrued interest of $4,314. In addition Ciocan was owed a total of $40,798 for music royalties as of November 30, 2007.  There were no music royalties accrued to Ciocan during the current three month period, and there were $2,844 of music royalties accrued for the six months ended November 30, 2007.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

4.	RELATED PARTY TRANSACTIONS - continued

•
Our President/CEO is owed $296,143 as of November 30, 2007 for cash advances to the company for a variety of general and administrative expenses and the development of TV station programming. During the six months ended November 30, 2007 he advanced $74,733 and was repaid $17,682. No interest was paid on this date which accrues at 15 percent per annum and is payable on June 1, 2008. Accrued interest totaled $36,804 as of November 30, 2007.

•
Fees incurred in the six month period ended November 30, 2007 for a related party accounting firm totaled $38,199. The accounting firm received 525,000 shares in full payment of outstanding invoices for accounting, tax and financial statement preparation services since September, 2006.  There was no amount owed to the firm as of November 30, 2007.

5.	INCOME TAXES

The following is an analysis of income taxes.

The provision for current income taxes is as follows:
	For the six months ended November 30, 2007	For the six months ended November 30, 2006

Current tax expense (benefit):
Federal tax at 34% statutory rate	$(121,119)	$(85,286)
Benefit of surtax exemptions	-0-	59,139
Valuation allowance	107,060	(1,571)
Permanent differences	14,059	8,292
Income tax expense	$-0-	$(19,426)

The analysis of income tax expense is as follows:
	For the six months ended November 30, 2007	For the six months ended November 30, 2006

Current	$-0-	$(19,426)
Deferred	-0-	-0-
Income tax expense	$-0-	$(19,426)

 FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

5.	INCOME TAXES - continued

A deferred tax asset was recognized of $107,060 for the $98,806 deferred tax benefit related to the   net operating loss carry forward which expires in 2028 if unused, and $8,254 deferred tax benefit related to temporary timing differences during the six months ended November 30, 2007.  A valuation allowance for $107,060 was recorded as of November 30, 2007, as the Company believes it is more likely than not that this future tax benefit of this deferred tax asset will not be realized at this time.

The following is an analysis of the change in the deferred tax asset:

	For the six months ended November 30, 2007	For the six months ended November 30, 2006
Deferred tax asset, beginning of year	$-0-	$-0-

Net operating loss carryforward	98,806

Allowance for doubtful accounts	-0-	-0-

Interest Expense related party	7,980	-0-

Depreciation	(274)	1,571

State income taxes	-0-	-0-

Valuation allowance	(107,060)	(1,571)

Deferred tax asset, end of year	$-0-	$-0-

6.	CONTRIBUTED CAPITAL

For the six months ended November 30, 2007, the President contributed a total of $41,350 consisting of $27,000 for the value of services, $4,750 for the prorata share of auto expenses, and $9,600 for the rent of corporate office facilities.

7.	DEFERRED CHARGE

On May 9, 2007, we entered into a contract with Var Growth Corporation (D.B.A. Ice Cold Stocks) and issued 875,000 shares of restricted common stock at $.15 in exchange for consulting services to be performed over a 12 month period from the date of the contract. For the six months ended November 30, 2007, $100,625 of this cost was expensed. The remaining balance is treated as a deferred charge, a contra equity account, as all of the shares were issued for services but not yet fully rendered.

8.	ISSUANCE OF RESTRICTED COMMON STOCK

We authorized the issuance of 157,000 shares of restricted common stock at $.15 per share on September 18, 2007,  83,000 shares of restricted common stock at $.15 per share on September 30, 2007,  and  575,000 shares of restricted common stock at $.15 per share on October 15, 2007.

Principally in connection with our efforts to obtain additional capital to sustain our business, the following restricted stock was issued at $.15. Restricted shares of stock consisted of 525,000 issued to the accounting firm in payment for outstanding invoices regarding their accounting, tax and financial statement preparation services, 75,000 shares issued to 3 board members, the sale of 83,000 shares for cash and 132,000 shares were issued to various individuals for services rendered.

9.	SUBSEQUENT EVENTS

On December 7, 2007 we issued 1,841,667 restricted shares of stock to AES Capital Partners, LP regarding two separate Private Placement Memorandums. The first one was signed on October 15, 2007 for 541,667 restricted shares at $.12 for a total subscription amount of $65,000 and the funds deposited on October 17, 2007.  The second one was signed on December 5, 2007 for 1,300,000 restricted shares at $.212 for a total subscription amount of $275,600, half the funds were deposited on December  10, 2007 and the other deposited on January  11,  2008. We paid our delinquent taxes, paid Ciocan in full, reduced related party debt and make certain acquisitions of new content.

The company acquired 51% ownership of the entire music and video catalog from Echo-Vista Music Group, LLC and formed a joint venture with EV President Mr. Jeffrey Collins.

Item 2. Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

The following discussion is intended to provide an analysis of the Company’s financial condition and Plan of Operation and should be read in conjunction with the Company’s financial statements and the notes thereto set forth herein. The matters discussed in these sections that are not historical or current facts deal with potential future circumstances and developments. The Company’s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

PLAN OF OPERATION

We have been in operation for thirty-five months as of November 30, 2007. Our efforts during that period have largely been to generate cash flows from operations and cash flow from the sales of our common shares. The majority of these cash flows were applied towards, production costs, and the investment in a series of shows, including Havana Nights, productions of the Luny Tunes new CD soon to be release, the acquisition of over 2,000 music tracks, the formation of  Echo-Fuego Music Group joint venture in which we owned 51 %  and the development of our new website.

Since inception, we have sold music CD’s representing the majority of our music revenue. Although the company will continue to sale music CD’s we have made a full transition into the digital sales and distribution of music and video content. In the prior fiscal year we created a music business segment named Fuego Entertainment Music International (FEMI) the purpose of which is to sell our music content under this name. We have now created a new music division with our recent acquisition of over 2,000 music tracks from legendary music producer Jeffrey Collins.

Recently one of our Board Members resigned from our Board in order to pursue other opportunities. However, we have added three key individuals to our Board of Directors that in management opinions will play a significant role in the overall success of the company, these directors are Marc Bodin, Bernardo Maurovich and Rene Lavandera. Also, we hired two corporate executive to our team, Ernesto Hernandez  as sales manager and marketing and promotion coordinator and legendary music producer Jeffrey Collins as Head of our music divisions.

We expanded our music and video catalog, by signing new artists, and acquiring music masters containing over 890 music tracks. We recently acquired over 2,000 music tacks creating a diverse catalog of music and videos. We executed a production deal with the award-winning producing duo Luny Tunes: Francisco Saldaña (Luny) and Victor Cabrera (Tunes).Under this five-year agreement, the popular and successful Latin urban music producers will co-produce two albums per year that will be released under Fuego Entertainment's music division FEMI (Fuego Entertainment Music International).Over the past three and a half years, Luny Tunes have produced several albums generating over $16.5 million dollars in sales for Universal Music Group. Luny Tunes have produced albums, music tracks, and remixes for top Latin Reggaeton, Pop and R&B recording artists such as Janet Jackson, Paris Hilton, The Black Eye Peas, Lenny Kravitz, R Kelly, Ricky Martin, Shakira, Alejandro Sanz, Fat Joe, Daddy Yankee's "Gasolina," Wisin y Yandel's "Rakata," Don Omar's "Dale Don Dale," Tego Calderon's "Métele Sazón," Ivy Queen, Hector y Tito, and many others. The Luny Tunes have a successful track record as the architects of the most significant crossover in Latin music in the last few years. This co-production agreement comes at a time where our music division is rapidly growing and expanding. This collaboration should generate substantial financial benefits to our company.

Item 2. Management's Discussion and Analysis or Plan of Operation- continued

As successful music producers in the Reggaeton genre, the Luny Tunes have managed to earn an abundance of fans and awards while on the road to international stardom. Some awards include:

--	Latin Billboard Awards 2004: Más Flow -- "Tropical Album of the Year / Duo or Group;"
--	Latin Billboard Awards 2004: Más Flow -- "Tropical Album of the Year / New Generation;"
--	Reggaeton People's Choice Awards 2004: Luny Tunes -- "Producer of the Year";
--	Latin Grammy Awards 2005: Barrio Fino -- "Best Album of the Year / Urban" (as producers);
--	Reggaeton People's Choice Awards 2005: Luny Tunes -- "Producer of the Year;"
--	Reggaeton People's Choice Awards 2005: Mayor Que Yo -- "Best Song of the Year;"
--	Reggaeton People's Choice Awards 2005: Mas Flow 2 -- Best Album of the Year;"
--	Latin Billboard Awards 2006: Luny Tunes -- "Producer of the Year;"
--	Premios Lo Nuestro Awards 2006: Mas Flow 2 -- "Best Album of the Year / Urban Category;" and,
--	Musica Furia 2007: Luny Tunes -- "Reggaeton Producers of the Year

We have also expanded our marketing and distribution capabilities and enhanced sales in the process.  We executed an agreement with Digital Music Group, Inc, one of the leaders in the digital distribution of entertainment product, we also executed an agreement with UK digital distributor Vidzone. Our music and video content is now available in more than 100 retailers. We executed a publishing agreement with Ediciones Musicales Clippers. On March 1, 2007 we retained the services of Adolfo Fernandez, a prestigious publicist from F&F Media Group. Mr. Fernandez's firm represents companies such as WEA Music, Sony BMG, Televisa Group, Univision Music Group, EMI US Latin, EMI Music Colombia, Venemusic, Fonosound, Grupo Origin, Warner Music Latina, and others. Mr. Fernandez has worked with many artists such as Andrea Bocelli, Ricky Martin, Alejandro Sanz, Mark Anthony, Shakira, Gilberto Santarosa, Jennifer Lopez, and others.

QUARTER ENDED NOVEMBER 30, 2007

There was a net loss for the current quarter of $234,604. There was only $575 of revenues this quarter resulting in a gross profit of approximately $238. There were 234,843 of expenses this quarter; there were three major expenses which contributed to the loss for the quarter. First there was $80,363 of stock based compensation to board member for their services, to various other individuals for services rendered and the amortization of three months of the Var Growth Corporation consulting agreement.  Second, there were audit and accounting fees of $50,024 relating to the preparation of financial statements for the first quarter of the current fiscal year along with auditing, accounting and financial statement preparation fees for the year end audit and 10K of the prior fiscal year. Third, for the first time, there was a $15,000 bonus paid to Hugo Cancio for services rendered. Hugo has provided contributed his services to the company, but has never been paid.

Revenues for the current quarter-

Revenues in the current quarter were minimum due to the transition from the regular distribution of CDs to digital downloads sales and distribution of our entertainment content. In October of 2007, we released  70 CD’s, approximately 900 music tracks to major online retailers such as ITunes, Yahoo Music, Wal-Mart Music, Virgen Mobile, Vodaphone, Movistar, YouTube, MySpace, CD Baby and others. At the closing of this quarter we had not received a sales report from our distributors as to our must recent sales of music and video downloads.

Selling, General and Administrative Expenses-

This category has routinely consisted of all of the recurring and/or normal corporate overhead expenses not separately identified such as depreciation and amortization. This category has increased, as in the current quarter, for such items as Stock Based Compensation, Bonus to Officer and Accounting & Auditing Fees. If it were not for these large items, selling, general and administrative expense for the quarter would be indicative of the level of such expenses for this time period of approximately $66,000.

Income Tax Liability / Benefit-

There was no income tax liability or benefit earned in this quarter.

Item 2. Management's Discussion and Analysis or Plan of Operation- continued

QUARTER ENDED NOVEMBER 30, 2007 COMPARED TO THE QUARTER ENDED NOVEMBER 30, 2006

The loss for the current quarter exceeded the loss for the same quarter a year ago by approximately $126,000 due to a decrease in sales and increase in various expenses.

Revenues-

Revenues in comparison to a year ago on a quarterly basis decreased significantly due to the transition from the regular distribution of CDs to digital downloads sales and distribution of our entertainment content. In October of 2007, we released  70 CD’s, approximately 900 music tracks to major online retailers such as ITunes, Yahoo Music, Wal-Mart Music, Virgen  Mobile, Vodaphone, Movistar, YouTube, MySpace, CD Baby and others. At the closing of this quarter we had not received a sales report from our distributors as to our must recent sales of music and video downloads. As the results of the recent acquisition of over 2,000 music tracks, and the formation of our new music division Echo-Fuego Music Group, the company plans to release 2 CD’s per months for the next 5 years. The first CD’s scheduled to be released  in the coming months have contributed to 37,983 advance sales of (preorders) of CD’s which translates into approximately $322,000 in revenues This does not includes the anticipated release of the first Luny Tunes production soon to be released. Management expects music revenues to increase significantly as more music titles will be released in the coming months  and our valuable and diverse library of music and video continues to  be distributed to all major online music downloads retailers.. As of the day of this filling the company has not received a sales report from our digital distributors. The launching of our new website has given us a new revenue stream opportunity, from music and video downloads, membership subscriptions and now advertising. We are aggressively pursuing other corporate advertisers who recognize the impact their ad dollars can have via advertising on our website. We are currently negotiating several advertising deals.

Cost of Revenues-

Due to the focus on other revenue generating opportunities, there was less emphasis on Filming business. There were no Filming productions that occurred in this quarter therefore no costs were incurred or associated with this service.

Selling, General and Administrative Expenses-

The current quarter’s selling, general and administrative expenses exceeded the comparable quarter’s expenses by approximately $142,000 due largely to the stock based compensation of $81,000. The balance of the increase was due mainly to the increase in legal, auditing and accounting expenses which together were approximately $22,000 for the current quarter and there was the first cash payment of $15,000 paid to Hugo Cancio as a bonus for services rendered. Hugo has contributed his services to the company, but has never been paid.

Income Tax Liability / Benefit-

There was no income tax liability or benefit earned in this quarter.

Item 2. Management's Discussion and Analysis or Plan of Operation- continued

SIX MONTHS ENDED NOVEMBER 30, 2007 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2006

Compared to the previous six month period a year ago, the current six month’s loss was approximately $125,000 higher due to a decrease in revenues of approximately $53,000, a decrease of an income tax benefit reported of approximately $19,000 and an increase in overall expenses of approximately $53,000. Though there was a significant decrease of $97,000 in Radio/TV Development Start-up Costs, the most influential of expense increases were related to Stock Based Compensation of $55,000, Interest Expense-Related Party of $29,000, Auditing & Accounting Fees of $21,000, Marketing & Corporate Expenses of $14,000 and Compensation of Officers-Bonus of $15,000. Hugo has contributed his services to the company, but has never been paid.

Revenues-

Please refer to the three months ended November 30, 2007 comparison for a detail explanation for the decrease in revenue.

In addition, no Filming revenues or work for hire occurred as a result of the president of the company spending considerable time developing the music division of Fuego.

Selling, General and Administrative Expenses-

This category resulted in approximately $120,000 more in expenses than last year’s six month period. The items that accounted for the majority of the increase included Stock Based & Contributed Compensation of approximately $82,000, Paid Compensation & Payroll Taxes of approximately $16,000 and Professional fees increased by approximately $20,000.

Income Tax Liability / Benefit-

There was no income tax liability or tax benefit in the current six month period. There was an income tax benefit in the prior six month period of approximately $19,500 as a result of carrying back losses to prior periods in which the company reported income.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

MATERIAL COMMITMENTS

 Fuego Entertainment entered into a commitment to make reimbursement payments to Hugo Cancio for amounts owed to be paid in full by December 1, 2007.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve (12) months.

LIQUIDITY AND CAPITAL RESOURCES

 The Company has a deficit in working capital at the end of the six months ended November 30, 2007.  However, on December 7, 2007 we issued 1,841,667 restricted shares of stock to AES Capital Partners, LP regarding two separate Private Placement Memorandums. The first one was signed on October 15, 2007 for 541,667 restricted shares at $.12 for a total subscription amount of $65,000 and the funds deposited on October 17, 2007.  The second one was signed on December 5, 2007 for 1,300,000 restricted shares at $.212 for a total subscription amount of $275,600, half the funds were deposited on December 10, 2007 and the other deposited on January 11, 2008.

The funds were used to pay the delinquent income taxes, the outstanding balance due Ciocan, make a partial payment to reduce the amount outstanding to the majority shareholder and make certain acquisitions of new content.

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
Form 8K filed with the SEC October 31, 2007
Form 8K filed with the SEC December 12, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUEGO ENTERTAINMENT, INC.
(Registrant)

Date: January 22, 2008	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Executive Officer

Date: January 22, 2008	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 22, 2008	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Director