Form 10QSB
period 2008-02-29
FUEGO ENTERTAINMENT, INC.
filed 2008-04-21
CIK 1336277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2008

☐Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission file number: 000-52054

FUEGO ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2078925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8010 NW 156 Terrace
Miami, FL 33018
(Address, including zip code, of principal executive offices)

Issuer’s telephone number : (305) 829-9999

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

Yes ☒ No  ☐

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of February 29, 2008 was 39,396,020.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
CONSOLIDATED BALANCE SHEETS

	February 29,	May 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$23,874	$-
Account receivable-trade, less allowance
for doubtful accounts of $90,000	88,297	29,308
Federal Income tax refund receivable	12,115	12,115

Total Current Assets	124,286	41,423

EQUIPMENT, less accumulated depreciation
of $56,430 and $23,580, respectively	32,850	39,145

OTHER ASSETS
Echo-Fuego Music Group, LLC	-	-
Music Albums (Echo-Fuego)	480,000
Europaisches Getrank AG	375,000	-
Production costs-Video	95,941	95,941
Production costs-Music	48,844	-
Deposit on music library	14,500	14,500
Deposit on web portal	11,329	-
Logo, less accumulated amortization
of $ 2,700 and $1,575, respectively	1,125	1,530

Total Other Assets	1,026,739	111,971

	$1,183,875	$192,540

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$60,420	$24,092
Accounts payable - related parties	48,543	83,518
Accrued interest - related parties	51,672	17,646
Accrued expenses Echo-Fuego Music Group, LLC	-
Deposit for common stock	-	-
Deferred revenue	223,659	6,659
Income taxes payable	3,870	15,985
Other liabilities	884	3,906
Payroll Tax Liabilities	-	-

Total Current Liabilities	389,048	151,806

Long-Term Debt
Notes payable - related parties	219,489	263,893
Notes payable - Jeffrey Collins	50,000	-

Total Liabilities	$658,537	$415,699

CONSOLIDATED BALANCE SHEETS - continued

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 75,000,000
shares authorized, 39,396,020 and 36,639,353
issued and outstanding, respectively	39,397	36,640
Paid in capital	1,004,148	454,905
Deferred charge	-	(122,979)
Subscriptions Payable	45,000	-
Noncontrolling Interest	360,100
Retained earnings(deficit)	(923,307)	(591,724)

Total Stockholders' Equity (Deficit)	525,338	(223,158)

	$1,183,875	$192,540

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC AND AFFILIATE
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

REVENUES
Music sales, net	$100,927	$95,466	$112,878	$135,254
Advertising, web site	158,000	$-	158,000	$-
Filming	-	-	-	30,550
Consulting	840	-	840	6,800

Total Revenues	259,767	95,466	271,718	172,604

COSTS AND EXPENSES
Cost of music
Royalties - related party	-	25,123	2,844	35,972
Production costs	48,216	-	48,852	-
Cost of filming	-	-	-	5,000
Affiliation agreements	-	50,000	-	50,000
Selling, general and administrative:
Provision for bad debts	-	-	-	-
Stock based and contributed compensation	63,854	20,470	221,529	95,728
Paid Compensation & Payroll Taxes	-	-	16,393	-
Other	79,400	45,031	234,184	178,036
TV development	-	-	-	97,146
Web site cost	4,800	-	4,800	-
Impairment of investmest	-	-	-	-
Interest expense - related parties	10,554	-	39,162	9,494
Interest expense - other	-	8,603	723	-
Depreciation and amortization	3,192	3,397	9,713	9,225

Total costs and expenses	210,016	152,624	578,200	480,601

Income (loss) before income taxes	49,751	(57,158)	(306,482)	(307,997)

Income tax expense (benefit)	-	(2,406)	-	(21,832)

Income (loss) Before Minority Interest	$49,751	$(54,752)	$(306,482)	$(286,165)

Minority Interest in Affiliate's Earnings	(25,100)	-	(25,100)	-

NET INCOME (LOSS)	$24,651	$(54,752)	$(331,582)	$(286,165)

INCOME (LOSS) PER SHARE - BASIC	*	*	*	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	39,296,020	37,732,686	37,732,686	35,493,763

* less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC. & AFFILIATE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	February 29,	February 28,
	2008	2007

OPERATING ACTIVITIES
Net income (loss)	$(331,582)	$(286,165)
Adjustments to reconcile net income to net cash used by
operating activities
Contributed services	61,150	40,339
Impairment loss on investment	-	-
Depreciation and amortization	9,713	9,225
Stock based compensation	182,029	95,639
Changes in operating assets and liabilities		-
Accounts receivable	(58,988)	(131,154)
Accrued federal Income tax refund receivable	-	(12,115)
Deferred tax asset	-	-
Other current asset	-	-
Accounts payable	1,353	22,417
Accrued interest - related parties	34,026	8,480
Accrued expenses Echo-Fuego Music Group, LLC	-	-
Income taxes payable	(12,115)	(9,717)
Other current liabilities	(3,022)	1,586
Payroll tax liabilities	-	-
Deferred revenue	217,000	-
NET CASH (USED BY) OPERATING ACTIVITIES	99,564	(261,465)

INVESTING ACTIVITIES
Investment in Echo-Fuego Music Group, LLC	-	-
Investment in Europaisches Getrank AG	(375,000)	-
Investment in Music Albums (Echo-Fuego)	(480,000)	-
Noncontrolling interest in affiliate	360,100
Production costs-Video	-	(7,308)
Production costs-Music	(48,844)	-
Deposit on web portal	(11,329)	-
Deposit on music library	-
Investments-Affiliation Agreements		-
Purchase of equipment	(3,013)	(17,696)
NET CASH (USED BY) INVESTING ACTIVITIES	(558,086)	(25,004)

FINANCING ACTIVITIES
Proceeds from sale of common stock	12,450	25,700
Common stock subscriptions payable	45,000	-
Common stock issued for debt reduction	419,350	-
Proceeds from notes payable - related parties	176,382	260,617
Repayments of notes payable - related parties	(170,786)
NET CASH PROVIDED BY FINANCING ACTIVITIES	482,396	286,317

NET (DECREASE) IN CASH	23,874	(152)

CASH, BEGINNING OF PERIOD	-	152

CASH, END OF PERIOD	$23,874	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Our  consolidated financial statements include the accounts of Fuego Entertainment, Inc. and its majority-owned limited liability company, Echo-Fuego Music Group, LLC.  All significant intercompany accounts and transactions have been  eliminated in the consolidation.

Minority interest represents the minority partner’s, Jeffrey Collins (Echo-Vista, Inc.)  49% ownership interest in  Echo-Fuego Music Group, LLC.

In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of February 29, 2008 and the results of its operations and cash flows for the nine months ended February 29, 2008 and 2007 have been made.  Operating results for the nine months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ended May 31, 2008.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended May 31, 2007.

2.	NATURE OF BUSINESS

Fuego Entertainment, Inc. (the “Company”, ”Fuego”. ”we”, ”our” or “us”) was formed on December 30, 2004 as a Florida corporation and is primarily engaged in the directing, production, marketing, and distribution of entertainment products, including feature and short films, documentaries, television shows, music, and tour productions. We also provide management, marketing, and public relations services to the entertainment industry. During the nine months ended February 29, 2008 the majority of revenues were earned from the sale of musical tracks and advertising revenue on our website www.fuegoentertainment.net.

3.	ADVERTISING REVENUE

In January 2008, Fuego entered into a Stock Subscription Agreement with Beverage Plus, Inc. relating to an equity investment of 400,000 common shares for an amount of $300,000 in Beverage Plus, Inc., a Nevada Corporation. Subsequently, Beverage Plus, Inc. exchanged all of its issued and outstanding shares to Europäisches Getränk AG, a Swiss corporation holding company and Beverage Plus is now owned by the Europäisches.  Europäisches is completing its registration with the Frankfurt Stock Exchange (“FSE”) to be listed with a trading symbol to be assigned by the FSE for trading on the open market in May 2008.

The purchase price of $300,000 is equal to the fair market value of in-kind consideration in the form of marketing assistance and the placement of a marketing banner and link to the Beverage Plus  web site on www.fuegoentertainment.net website for a period of no less than 90 days.  During the current three month period we reported revenues of $150,000 for 45 days of advertising and deferred revenues of $150,000 for the remaining 45 days.

 Another Stock Subscription Agreement with Europäisches relating to an equity investment of 108,516 common shares for an amount of $75,000 was executed on February 22, 2008 for additional advertisement exposure on www.fuegoentertainment.net website for a period of 75 days.  During the current three month period we reported revenues of $8,000 for 8 days of advertising and deferred revenues of $67,000 for the remaining 67 days.

Another Stock Subscription Agreement with Europäisches relating to an equity investment of 72,343 common shares for an amount of $50,000 was executed on March 1, 2008 for additional advertisement exposure on www.fuegoentertainment.net website for a period of 66 days.  This advertising revenue will be reported in the next quarter.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

4.	SIGNIFICANT ACCOUNTING POLICIES

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

Our financial position is of great concern to us and our investors, however, management's plan is to obtain additional capital and to develop, market and distribute musical tracks, increase our advertising revenue on our website and to pursue the multi-media releases of a popular film produced in Cuba. Additionally, since launching FEMI, we expanded our music and video catalog, by signing new artists, and acquiring music masters containing over 890 music tracks. We have also expanded our marketing and distribution capabilities and enhanced sales in the process. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5.	RELATED PARTY TRANSACTIONS

•
Ciocan is an entertainment company, owned by our President/CEO, that creates products for the Latino Market worldwide and anticipates using us to market, promote and commercialize some of its products (music, films, documentaries, artist, etc) for the Anglo and international markets.

During the nine months ended February 29, 2008, Ciocan did not advance any funds and we paid the outstanding principal balance, leaving a balance owing as of February 29, 2008, of $0, and accrued interest of $5,328. In addition Ciocan was owed a total of $40,798 for music royalties as of February 29, 2008.  There were no music royalties accrued to Ciocan during the current three month period, and there were $2,844 of music royalties accrued for the nine months ended February 29, 2008.

•
Our President/CEO is owed $219,489 as of February 29, 2008 for cash advances to the company for a variety of general and administrative expenses and the development of TV station programming. During the nine months ended February 29, 2008 he advanced $76,382 and was repaid $95,986. No interest was paid on this date which accrues at 15 percent per annum and is payable on June 1, 2008. Accrued interest totaled $46,344 as of February 29, 2008.

•
Fees incurred in the nine month period ended February 29, 2008 for a related party accounting firm totaled $59,138. The accounting firm received 525,000 shares in  payment of certain outstanding invoices for accounting, tax and financial statement preparation services since September, 2006.  The amount owed to the firm as of February 29, 2008 was $20,188.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

6.	INCOME TAXES

The following is an analysis of income taxes.

The provision for current income taxes is as follows:

	For the nine months ended February 29, 2008	For the nine months ended February 28, 2007

Current tax expense (benefit):
Federal tax at 34% statutory rate	$(104,204)	$(104,719)
Benefit of surtax exemptions	-0-	73,879
Valuation allowance	82,673	4,335
Adjustment to 5/31/06 tax liability		9,717
Permanent differences	21,531	14,382
Income tax expense	$-0-	$(2,406)

The analysis of income tax expense is as follows:

	For the nine months ended February 29, 2008	For the nine months ended February 28, 2007

Current	$-0-	$(2,406)
Deferred	-0-	-0-
Income tax expense	$-0-	$(2,406)

A deferred tax asset was recognized of $104,204 for the $70,831 deferred tax benefit related to the   net operating loss carry forward which expires in 2028 if unused, and $11,843 deferred tax benefit related to temporary timing differences during the nine months ended February 29, 2008.  A valuation allowance for $82,674 was recorded as of February 29, 2008, as   the Company believes it is more likely than not that this future tax benefit of this deferred tax asset will not be realized at this time.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

6.	INCOME TAXES - continued

The following is an analysis of the change in the deferred tax asset:

	For the nine months ended February 29, 2008	For the nine months ended February 28, 2007
Deferred tax asset, beginning of year	$-0-	$-0-

Net operating loss carryforward	70,831

Allowance for doubtful accounts	-0-	(1,705)

Interest Expense related party	11,569	(2,877)

Depreciation	(274)	248

State income taxes	-0-	-0-

Valuation allowance	(82,674)	4.334

Deferred tax asset, end of year	$-0-	$-0-

7.	CONTRIBUTED CAPITAL

For the nine months ended February 29, 2008, the President contributed a total of $61,150 consisting of $40,500 for the value of services, $6,250 for the prorata share of auto expenses, and $14,400 for the rent of corporate office facilities.

8.	DEFERRED CHARGE

On May 9, 2007, we entered into a contract with Var Growth Corporation (D.B.A. Ice Cold Stocks) and issued 875,000 shares of restricted common stock at $.15 in exchange for consulting services to be performed over the current fiscal year. For the nine months ended February 29, 2008, $122,979 of this cost was expensed. There is no remaining balance as a deferred charge.

9.	CONTINGENCIES

In January 2008 Fuego and Jeffrey Collins (Echo Vista, Inc.) through Echo-Fuego Music Group, LLC announced plans to sell the eight “lost” Beatles’ club recordings. Apple Corps Limited, representing the Beatles, is seeking to have Fuego remove any information about the planned release from Fuego’s website, is requiring Fuego to cease any use of the trademark, The Beatles, for commercial purposes, and is also seeking $15 million in the lawsuit filed against Fuego, Echo-Fuego Music Group, LLC, Hugo Cancio and Jeffrey Collins. On April 4, 2008, Apple Corps Limited and Fuego struck an injunction agreement approved by a Miami U.S. District Judge that requires Fuego to halt plans to release the eight song recordings. No trial date has been set for the case. Fuego is vigorously defending the lawsuit and does not expect to incur a loss. The case and the ultimate outcome are presently uncertain. The accompanying financial statements do not include any adjustments that might be necessary should the case result in an unfavorable outcome.

On April 8, 2008 Fuego filed a lawsuit in the Miami-Dade Circuit Court against Var Growth Corporation (D.B.A. Ice Cold Stocks)  and Barry Davis for non-performance regarding a consulting agreement executed May 9, 2007. The consulting agreement required Var Growth Corporation (D.B.A. Ice Cold Stocks)  and Barry Davis advise and consult Fuego in conjunction  with the development of Fuego’s marketing plan and business goals, scheduling and arranging meetings and conferences with strategic third party media representatives and investors. Fuego is requesting possession and return of its 875,000 shares of restricted common stock issued in exchange for consulting services. The case and the ultimate outcome are presently uncertain. The accompanying financial statements do not include any adjustments that might be necessary should the case result in a favorable outcome.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

10.	ISSUANCE OF RESTRICTED COMMON STOCK

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

Principally in connection with our efforts to obtain additional capital to sustain our business, the following restricted stock was issued. Restricted shares of stock consisted of 525,000 issued to the accounting firm in payment for outstanding invoices regarding their accounting, tax and financial statement preparation services, 175,000 shares issued to several board members, the sale of 1,924,667 shares for cash, and132,000 shares were issued to various individuals for services rendered

Item 2. Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

The following discussion is intended to provide an analysis of the Company’s consolidated financial condition and Plan of Operation and should be read in conjunction with the Company’s financial statements and the notes thereto set forth herein. For the first time, Fuego Entertainment, Inc. (Fuego) and its 51% majority-owned limited liability company, Echo-Fuego Music Group, LLC, will be presenting their financial statements on a consolidated basis.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

The matters discussed in these sections that are not historical or current facts deal with potential future circumstances and developments. The Company’s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

PLAN OF OPERATION

We have been in operation for thirty-eight months as of February 29, 2008. Our efforts during that period have largely been to generate cash flows from operations and cash flow from the sales of our common shares. The majority of these cash flows were applied towards, production costs, and the investment in a series of shows, including Havana Nights, productions of the Luny Tunes new CD soon to be release, the acquisition of over 2,000 music tracks, the formation of  Echo-Fuego Music Group joint venture in which we owned 51 %  and the development of our new website.

Since inception, we have sold music CD’s representing the majority of our music revenue. Although the company will continue to sell music CD’s we have made a full transition into the digital sales and distribution of music and video content. In the prior fiscal year we created a music business segment named Fuego Entertainment Music International (FEMI) the purpose of which is to sell our music content under this name.

In December 2007, Fuego announced it had formed a new music division, Echo-Fuego Music Group, LLC, (Echo Fuego) in a joint venture with legendary music producer and promoter Jeffrey Collins. His music catalog of more than 2,000 tracks and 15 artists will be merged into the new joint venture, with a 51% majority stake owned by Fuego Entertainment, Inc. Mr. Collins will manage the joint venture which plans to release at least two albums per month over the next five years featuring artists such as KRS-One, Father MC, Ahmir, Marcus Allen, Eriq J'Mar, Don Connor, NoXcuse, Ram Squad, Euricka, Papa San, Jeff Maddox, DJ No-Rap, Culture, Meekie Renee, C.W., World Carnival, Colonel Abrams, La Velle and The L.C.D.'s. The joint venture Echo-Fuego is actively seeking to sign exciting new artists under the new label.

Recently four members of our Board of directors resigned from our in order to pursue other opportunities. We are currently conversation with two individual that have express interest in joining our Board of Directors. Because of their experience and knowledge of our industry their contribution will be a key component to the overall development of our Company.  we hired two corporate executive to our team, Ernesto Hernandez  as sales manager and marketing and promotion coordinator and legendary music producer Jeffrey Collins as Head of our music divisions.

We expanded our music and video catalog, by signing new artists, and acquiring music masters containing over 890 music tracks. We recently acquired over 2,000 music tacks creating a diverse catalog of music and videos. We executed a production deal with the award-winning producing duo Luny Tunes: Francisco Saldaña (Luny) and Victor Cabrera (Tunes).Under this five-year agreement, the popular and successful Latin urban music producers will co-produce two albums per year that will be released under Fuego Entertainment's music division FEMI (Fuego Entertainment Music International). Over the past three and a half years, Luny Tunes have produced several albums generating over $16.5 million dollars in sales for

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

Universal Music Group. Luny Tunes have produced albums, music tracks, and remixes for top Latin Reggaeton, Pop and R&B recording artists such as Janet Jackson, Paris Hilton, The Black Eye Peas, Lenny Kravitz, R Kelly, Ricky Martin, Shakira, Alejandro Sanz, Fat Joe, Daddy Yankee's "Gasolina," Wisin y Yandel's "Rakata," Don Omar's "Dale Don Dale," Tego Calderon's "Métele Sazón," Ivy Queen, Hector y Tito, and many others. The Luny Tunes have a successful track record as the architects of the most significant crossover in Latin music in the last few years. This co-production agreement comes at a time where our music division is rapidly growing and expanding. This collaboration should generate substantial financial benefits to our company. The new Luny Tunes Fuego production has been completed and it is expected to be released on or before June 2008.

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

We have also expanded our marketing and distribution capabilities and enhanced sales in the process.  We executed an agreement with Digital Music Group, Inc, one of the leaders in the digital distribution of entertainment product. Digital Music Group, Inc. has now merged with the leading online music and video distributor, The Orchard. We also executed an agreement with UK digital distributor Vidzone. Our music and video content is now available in more than 100 retailers. We executed a publishing agreement with Ediciones Musicales Clippers. On March 1, 2007 we retained the services of Adolfo Fernandez, a prestigious publicist from F&F Media Group. Mr. Fernandez's firm represents companies such as WEA Music, Sony BMG, Televisa Group, Univision Music Group, EMI US Latin, EMI Music Colombia, Venemusic, Fonosound, Grupo Origin, Warner Music Latina, and others. Mr. Fernandez has worked with many artists such as Andrea Bocelli, Ricky Martin, Alejandro Sanz, Mark Anthony, Shakira, Gilberto Santarosa, Jennifer Lopez, and others.

QUARTER ENDED FEBRUARY 29, 2008

There was a net income for the current quarter of $24,651. There was  $259,767 of consolidated revenues this quarter resulting in a gross profit of approximately $211,551. There were $161,800 of expenses this quarter; there were three major expenses which contributed to the loss for the quarter. First there was $63,854 stock based compensation to board member for their services, to various other individuals for services rendered and the amortization of the Var Growth Corporation consulting agreement.  Second, there were audit, accounting, bookkeeping and consulting fees of $28,989 relating to the preparation of financial statements for the second quarter of the current fiscal year. Third,  there was  $10,553 interest paid to a related party. The minority interest in Echo-Fuego’s earnings was $25,100.

Revenues for the current quarter-

Revenues in the current quarter were minimum due to the transition from the regular distribution of CDs to digital downloads sales and distribution of our entertainment content. However, there was advertising revenue for the first time this quarter.  In January 2008, Fuego entered into a Stock Subscription Agreement with Beverage Plus, Inc. relating to an equity investment of 400,000 common shares for an amount of $300,000 in Beverage Plus, Inc., a Nevada Corporation. Subsequently, Beverage Plus, Inc. exchanged all of its issued and outstanding shares to Beverage Plus AG, a Swiss corporation holding company and Beverage Plus is now owned by Beverage Plus AG.  The Swiss Corporation has been assigned an international securities identification number of CH0038503253 and the Swiss regulatory authories issued a securities idenficiation number also known as Valorennummer (VAL) of 3850325.  Beverage Plus is completing its application for registration with the Frankfurt Stock Exchange (“FSE”) to be listed with a trading symbol to be assigned by the FSE for trading on the open market in May 2008. The German regulatory authority has issued its securities registration number or Wertpapierkennnummer (WKN) as follows: A0NJNV

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

Beverage Plus’ stock is expected to open at approximately one Euro per share.  Beverage Plus provides no assurances to its investors as to the liquidity of its share capital or it’s ability to maintain such share price in the market place.

The purchase price of $300,000 is equal to the fair market value of in-kind consideration in the form of marketing assistance and the placement of a marketing banner and link to the Beverage Plus  web site on www.fuegoentertainment.net website for a period of no less than 90 days.  During the current three month period we reported revenues of $150,000 for 45 days of advertising and deferred revenues of $150,000 for the remaining 45 days.

Another Stock Subscription Agreement with Beverage Plus relating to an equity investment of 108,516 common shares for an amount of $75,000 was executed on February 22, 2008 for additional advertisement exposure on www.fuegoentertainment.net website for a period of 75 days.  During the current three month period we reported revenues of $8,000 for 8 days of advertising and deferred revenues of $67,000 for the remaining 67 days.

Furthermore, we reported and consolidated 100% of the net music sales of $100,642 from Echo-Fuego. A net adjustment for the Minority Interest in Affiliate’s Earnings was made on the consolidated statements of operations.

In October of 2007, we released  70 CD’s, approximately 900 music tracks to major online retailers such as ITunes, Yahoo Music, Wal-Mart Music, Virgen Mobile, Vodaphone, Movistar, YouTube, MySpace, CD Baby and others.

Selling, General and Administrative Expenses-

This category has routinely consisted of all of the recurring and/or normal corporate overhead expenses not separately identified such as depreciation and amortization. This category did not increase, as in the current quarter, for such items as Stock Based Compensation, Bonus to Officer and Accounting & Auditing Fees. If it were not for these large items, selling, general and administrative expense for the quarter would be indicative of the level of such expenses for this time period of approximately $80,257.

Income Tax Liability / Benefit-

There was no income tax liability or benefit earned in this quarter.

QUARTER ENDED FEBRUARY 29, 2008 COMPARED TO THE QUARTER ENDED FEBRUARY 28, 2007

The income for the current quarter increased compared to the loss for the  same quarter a year ago by approximately $79,402 due to an increase in revenue.

Revenues-

Revenues in comparison to a year ago on a quarterly basis increased due to the transition from the regular distribution of CDs to digital downloads sales and distribution of our entertainment content, and advertising revenue.

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

As discussed above in detail we generated $ 158,000 of advertising revenue from our Stock Subscription Agreement with Beverage Plus, Inc.

In October of 2007, we released  70 CD’s, approximately 900 music tracks to major online retailers such as ITunes, Yahoo Music, Wal-Mart Music, Virgen  Mobile, Vodaphone, Movistar, YouTube, MySpace, CD Baby and others.

As a result of the recent joint venture with Jeffrey Collins, Echo-Fuego Music Group, LLC, we reported and consolidated 100% of the net music sales of $100,642 from Echo-Fuego. A net adjustment for the Minority Interest in Affiliate’s Earnings was made on the consolidated statements of operations.

Echo-Fuego Music Group, LLC acquired over 2,000 music tracks and the company plans to release 2 CD’s per months for the next 5 years. The first CD’s scheduled to be released  in the coming months have contributed to 37,983 advance sales of (preorders) of CD’s which translates into approximately $322,000 in revenues This does not includes the anticipated release of the first Luny Tunes production soon to be released. Management expects music revenues to increase significantly as more music titles will be released in the coming months and our valuable and diverse library of music and video continues to be distributed to all major online music downloads retailers. As of the day of this filling the company has not received a sales report from our digital distributors. The launching of our new website has given us a new revenue stream opportunity, from music and video downloads, membership subscriptions and now advertising. We are aggressively pursuing other corporate advertisers who recognize the impact their ad dollars can have via advertising on our website. We are currently negotiating several advertising deals.

Cost of Revenues-

Revenues in the current quarter were not the type which required music royalties to be paid to any related or third party.

Selling, General and Administrative Expenses-

The current quarter’s selling, general and administrative expenses exceeded the comparable quarter’s expenses by approximately $81,000 due largely to an increase in stock based compensation of $43,000. The balance of the increase was due mainly to the increase in legal, auditing and accounting expenses which together were approximately $24,000 for the current quarter..

Income Tax Liability / Benefit-

There was no income tax liability or benefit earned in this quarter.

NINE MONTHS ENDED FEBRUARY 29, 2008 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2007

Compared to the previous nine month period a year ago, the current nine month’s loss was approximately $45,000 higher due to various expense items. There was an increase in overall expenses of approximately $50,000.

Revenues-

Please refer to the three months ended February 29, 2008 comparison for a detail explanation for the increase in revenue.

In addition, no Filming revenues or work for hire occurred as a result of the president of the company spending considerable time developing the music division of Fuego.  There was a significant increase in advertising revenue.

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

Selling, General and Administrative Expenses-

This category resulted in approximately $202,000 more in expenses than last year’s nine month period. Though there was a significant decrease of $97,000 in Radio/TV Development Start-up Costs, the most influential of expense increases were related to Stock Based Compensation of $85,000, Interest Expense-Related Party of $30,000, Consulting and Auditing & Accounting Fees of $52,000, Marketing & Corporate Expenses of $16,000 and paid Compensation of Officers-Bonus of $15,000. Though Compensation to Officers increased by $13,500,  Hugo has contributed his services to the company and  has never been paid.

Income Tax Liability / Benefit-

There was no income tax liability or tax benefit in the current nine month period. There was an income tax benefit in the prior nine month period of approximately $21,800 as a result of carrying back losses to prior periods in which the company reported income.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

MATERIAL COMMITMENTS

We have no material commitments as at the date of this registration statement.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve (12) months.

LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of approximately $24,000 at the end of the nine months ended February 29, 2008.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In January 2008 Fuego and Jeffrey Collins (Echo Vista, Inc.) through Echo-Fuego Music Group, LLC announced plans to sell the eight “lost” Beatles’ club recordings. Apple Corps Limited, representing the Beatles, is seeking to have Fuego remove any information about the planned release from Fuego’s website, is requiring Fuego to cease any use of the trademark, The Beatles, for commercial purposes, and is also seeking $15 million in the lawsuit filed against Fuego, Echo-Fuego Music Group, LLC, Hugo Cancio and Jeffrey Collins. On April 4, 2008, Apple Corps Limited and Fuego reached an injunction agreement approved by a Miami U.S. District Judge that requires Fuego to halt plans to release the eight song recordings. No trial date has been set for the case. Fuego is vigorously defending the lawsuit and does not expect to incur a loss. The case and the ultimate outcome are presently uncertain. The accompanying financial statements do not include any adjustments that might be necessary should the case result in an unfavorable outcome.

Subsequent Event
On April 8, 2008 Fuego filed a lawsuit in the Miami-Dade Circuit Court against Var Growth Corporation (D.B.A. Ice Cold Stocks)  and Barry Davis for non-performance regarding a consulting agreement executed May 9, 2007. The consulting agreement required Var Growth Corporation (D.B.A. Ice Cold Stocks)  and Barry Davis advise and consult Fuego in conjunction  with the development of Fuego’s marketing plan and business goals, scheduling and arranging meetings and conferences with strategic third party media representatives and investors. Fuego is requesting possession and return of its 875,000 shares of restricted common stock issued in exchange for consulting services. The case and the ultimate outcome are presently uncertain. The accompanying financial statements do not include any adjustments that might be necessary should the case result in a favorable outcome.

Item 2. Changes in Securities and Use of Proceeds

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

Principally in connection with our efforts to obtain additional capital to sustain our business, the following restricted stock was issued in the current quarter: 100,000 shares issued to several board members at $0.28 per share for services rendered and the sale of 1,841,667 common shares for cash as discussed above.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   REPORTS ON FORM 8-K

Form 8-K filed with the U.S. SEC on December 12, 2007 announcing the sale of $340,000 in private placements.

Form 8-K filed with the U.S. SEC on March 13, 2008 announcing the resignation of Parnell F. Delcham, Director.

Form 8-K filed with the U.S. SEC on March 28, 2008 announcing the resignation of Marc Bodin, director, and announcing the notice of a lawsuit filed by Apple Corp. Ltd. and Apple Records Inc.

Form 8-K filed with the U.S. SEC on April 7, 2008 announcing the resignation of Barnardo Maurovich and Rene Lavandera as Directors.

Form 8-K filed with the U.S. SEC on April 21, 2008 announcing the Agreed Order for Preliminary Injunction of Apple Corp. Ltd. and Apple Records, Inc., and Fuego Entertainment, Inc.

Form 8-K filed with the U.S. SEC on April 21, 2008 announcing the lawsuit filed by the Company against Barry Davis, Ice Cold Stocks and Var Growth Corporation to prevent the block the transfer of 875,000 common shares of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUEGO ENTERTAINMENT, INC.
(Registrant)

Date: April 21, 2008	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Executive Officer

Date: April 21, 2008	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 21, 2008	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Director