Form 10-K
period 2008-05-31
FUEGO ENTERTAINMENT, INC.
filed 2008-09-17
CIK 1336277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

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

Common Stock, Par Value $.001 Per Share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

State issuer’s revenues for its most recent fiscal year.     $559,214

On May 31, 2008 the registrant had 39,476,020 shares of Common Stock, (0.001par value per share) issued and outstanding.  As of May 31, 2008 the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $3,744,005 based on the closing trade reported on the OTC Bulletin Board. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

FUEGO ENTERTAINMENT, INC.

Index to
Annual Report of Form 10-K
For the Period Ended May 31, 2008

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Corporate Background

Fuego Entertainment, Inc. (“Fuego”, “the Company”, “we”,”our”, or “us”) was originally incorporated under the laws of the State of Nevada on December 30, 2004 as "Durango Entertainment, Inc." On March 15, 2005, we filed a Certificate of Amendment with the Nevada Secretary of State changing our name to "Fuego Entertainment, Inc."

Current Business Operations

We are engaged in the directing, production, marketing, and distribution of entertainment products, including feature and short films, documentaries, television shows, music, and tour productions. We produce CD, DVD, filmed and television content. We have launched a music division, Fuego Entertainment Music International (FEMI) that produces, markets and distributes music content through traditional distribution channels and also through digital downloads.  This division remains in the development stage. We have created a publishing division, Fuego Entertainment Publishing Group (FMP), to manage, market, promote, and commercially exploit music compositions. This business segment remains in the development stage.

We also provide a limited amount of such management, marketing, and public relations services to the entertainment industry and the amount of such services provided is increasing.

We were founded by our President, Hugo M. Cancio, who had spent the previous five years successfully owning and operating Ciocan Entertainment & Music Group, (Ciocan) our affiliate and a record label a film production company that produces Cuban and world entertainment and is well-known throughout the Latino Market - both in Latin America and the U.S.  Fuego was formed in order to cross over into mainstream America with some of Ciocan's Latin music and film products as well as to produce music, films, and television programs geared toward the English speaking markets.  It is our intention to reach both markets at the same time, as well as further European markets where Latin music is very popular. We have entered into an agreement with Ciocan to license, produce and distribute certain Ciocan products. Ciocan has not, does not now, nor does it intend to, conduct any business operations of any kind in Cuba.

Distribution and Publishing

Fuego at the present time has two feature film products in distribution and several additional products that are in pre-production stages. Once these additional products are completed we intend to make contact with several distributors around the world with whom Mr. Cancio has conducted business via Ciocan. Ciocan and Hugo Cancio have contacts with distributors in Spain, France, Italy, Germany, England, Portugal, Japan, China and the U.S.  Ciocan's largest distribution products are music CD's. Fuego has also engaged in the fast growing market of digital distribution of entertainment products. The Company currently has agreements with three major distributors: Koch Entertainment, The Orchard and IODA.

The method Fuego uses to select clients is by traveling to the shows and conventions related to music product distributions such as MIDEM, BILLBOARDS, film and television shows, and conventions such as MIPCOM NATPE as well as the already established film festivals around the world such as: Cannes, Berlin, Miami, and Sundance.

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

 Advertising and Promotional Services

In terms of advertising and promoting our products, we currently use freelance individuals and marketing firms to assist with this function. However, we are in the process of investigating the possibility of bringing this function in-house in the near future as revenues permit. We have used and will continue to use on a project-to-project basis the services of F&F Media Corp. This corporation distributes information to the local and international media pertaining to our artists’ new releases or events, organizes the interviews for various markets, and promotes our concert shows in order to enhance ticket sales.

Our future plan is to hire an in-house marketing and promotions manager in order to execute our marketing and promotions campaigns. This includes TV, radio, billboards, and sidewalk bench ads in key markets such as Miami, Los Angeles, New York and Puerto Rico. The company will also put in motion a national marketing and promotional campaign, that will include national television and radio ads to annouce its music retail website Fuegomio.com For the past seven (7) years, Mr. Cancio has developed relationships with the local and international media and media outlets. This will help us in bringing our advertising and marketing functions in-house. Our goal is to bring these services in-house within the near term if our revenues permit. It is management's belief that this will have a positive effect in our business operation as it will allow us to advertise, market and promote our artists, projects and services from within. We estimate that $100,000 a year in extra revenue will permit us to accomplish this goal. Management believes that our likelihood of earning this additional revenue in the near term is favorable, though there can be no assurance that we will earn such revenues within this stated time frame. Our failure to earn this additional revenue could negatively impact our ability to bring advertising and marketing functions in-house.

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

Sales Strategy

We have already developed strong relationships with the channels of distribution for the products and we work with reputable distributors to place the products within retail and various music stores. We are now also engaged in the digital distribution of music and video content and have executed distribution agreements with Digital Music Group, Inc. and Vidzone. We also keep in close contact with various radio stations, television producers, and newspaper editors to inform them as to our progress.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

We lease our principal office space located at 8010 NW 156 St., Miami Lakes, Florida, 33016 on a month to month basis from a related party. Total rent expense for the year ended May 31, 2008 and 2007 was $19,200 and $15,083, respectively. On September 30, 2006, the Company terminated its shared lease of office facilities and office equipment for $750 a month, on a month to month basis, including utilities and insurance. Fuego’s President/CEO contributed the fair value of an office in home at $1,600 a month, on a month to month basis, including utilities and insurance.

ITEM 3.   LEGAL PROCEEDINGS.

Other than what is disclosed in this section, we were not a party to any legal proceedings during the reporting period, and we know of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in their capacity as such.

In the matter of the Miami case of Apple Corp Vs. Hugo Cancio and Fuego Entertainment, Apple filed suit against Fuego for/and an injunction preventing Fuego from releasing  music tracks from The Beatles and other artist recorded in the 1960’s at the Start Club in Hamburg, Germany.   Fuego filed a motion to dismiss as a matter of law. Currently The parties are negotiating in good faith a settlement agreement. We expect to finalize this agreement shortly

Subsequent Events
In the matter of Fuego Entertainment, Inc Vs. Var Growth Corporation and Barry Davis and Ice Cold Stocks,  Fuego filed a lawsuit against this individuals for money damages and for injunctive relief as to shares issued to the Defendants but allegedly not earned. In July, 2008, the case was settled out of court via private agreement and the lawsuit dismissed. Fuego agreed to drop all legal action against Var Growth.  Var Growth retained 400,000 shares of Fuego stock and Var Growth returned 475,000 shares of Fuego stock.

In the Nevada case in the matter of Fuego Entertainment, Inc Vs. Nicole Durr and Viashow Inc., Fuego filed a lawsuit against these organizations and individuals associated with an allegation that the Defendants failed to pay necessary royalties to Fuego and that the Defendants failed to conduct a full five-city schedule of the Havana Night Club show. The show originally appeared in Miami, FL and was scheduled to appear in New York, New Jersey, Chicago, Dallas, Houston and or California.  The Defendants failed to run any of these shows.  The case is not yet set for a hearing.  The parties entered into initial settlement negotiations.  There is no resolution of the case as of the date of this filing.

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

FISCAL YEAR 2008	HIGH	LOW
Quarter Ended August 31, 2007	$.34	$0.23
Quarter Ended November 30, 2007	$0.35	$0.30
Quarter Ended February 28, 2008	$0.269	$0.20
Quarter Ended May 31, 2008	$0.25	$0.25

Approximate Number of Common Stock Holders

As of May 31, 2008, we had 39,476,020 shares of common stock outstanding, held by approximately 52 shareholders.

Dividend Policy

We have never declared or paid cash dividends on our common stock and anticipate that future earnings, if any, will be retained for development of our business.

Recent Sales of Unregistered Securities

During the fiscal year ended May 31, 2008, we issued a total of 1,924,667  shares of our common stock to our stockholders for a total purchase price of $351,000.  In addition, during this period we issued 412,000 shares in the form of compensation and 525,000 shares to reduce our debt. .

Fiscal year 2008
Proceeds from the sales of securities were $12,300 for the sale of 83,000 common shares at $0.15 per share, $64,400 for the sale of 541,667 common shares at $0.12 and $274,300 for the sale of 1,300,000 common shares at $0.212 per share.

The company recorded $272,079 for share-based compensation for services rendered in the current fiscal year.  The company issued 412,000 common shares at a price ranging from $0.12 to $0.28 per share.

The Company issued 525,000 common shares in order to reduce debt of $78,225.  The price per share was $0.15.

In fiscal year 2007, the Company issued 875,000 common shares at $0.15 for compensation for services to be rendered over a one year period from the date of issuance thereof. However, of those, 475,000 was subsequently cancelled.

In 2008 the Company adopted an incentive stock option plan for its employees and consultants.  Such plan allows us to register up to 1,000,000 common shares each year pursuant to the plan.  In January 2008 we issued 525,000 stock options to the Officers and Directors of the Company, of which 250,000 was issued to our CEO.  In April and May, 2008, the Company issued an additional 315,000 stock options to its outside professional consultants and advisors including accountants, lawyers and public relations contractor.

  Subsequent Event

In the first quarter of 2009, stock options for 275,000 common shares held by former directors listed above  were cancelled as the vesting schedule had not been achieved by the former directors of the Company.   The Company will report income of $137,500 associated with the reclassification.

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

Plan of Operation

We have been in operation for forty one months as of May 31, 2008. Our efforts during that period have largely been to generate cash flows from operations and cash flow from the sales of our common shares. The majority of these cash flows were applied towards, production costs of and the investment in a series of shows, including Havana Nights.

Since inception, we have sold music CD’s representing the majority of our music revenue. In the current fiscal year we created a music business segment named Fuego Entertainment Music International (FEMI) the purpose of which is to sell our music content under this name.

Since launching FEMI, we expanded our music and video catalog, by signing new artists, and acquiring music masters containing over 890 music tracks. This library has been significantly increased in 2008 as discussed later in this section. We have also expanded our marketing and distribution capabilities and enhanced sales in the process.  We executed an agreement Digital Music Group, Inc, one of the leaders in the digital distribution of entertainment product. We also executed an agreement with UK digital distributor Vidzone. Must recently we executed a publishing agreement with Ediciones Musicales Clippers. On March 1, 2007 we retained the services of Adolfo Fernandez, a prestigious publicist from F&F Media Group. Mr. Fernandez's firm represents companies such as WEA Music, Sony BMG, Televisa Group, Univision Music Group, EMI US Latin, EMI Music Colombia, Venemusic, Fonosound, Grupo Origin, Warner Music Latina, and others. Mr. Fernandez has worked with many artists such as Andrea Bocelli, Ricky Martin, Alejandro Sanz, Mark Anthony, Shakira, Gilberto Santarosa, Jennifer Lopez, and others.

In January, 2008, We formed a new music division, Echo-Fuego Music, in a joint venture with legendary music producer and promoter Jeffrey Collins. His music catalog of more than 2,000 tracks and 15 artists previously under the Echo-Vista label will be merged into the new joint venture, with a majority stake owned by Fuego Entertainment. Mr. Collins will manage the joint venture which plans to release at least two albums per month over the next five years featuring artists such as KRS-One, Father MC, Ahmir, Marcus Allen, Eriq J'Mar, Don Connor, NoXcuse, Ram Squad,Jeff Maddox, DJ No-Rap, Culture, Meekie Renee, C.W., World Carnival, Colonel Abrams, La Velle and The L.C.D.'s. The joint venture Echo-Fuego is actively seeking to sign exciting new artists. The joint venture new releases and existing music catalog is distributed by Koch Entertainment.

Secondly, we have focused on the creation and development of our four filming projects. Three of the four projects are documentaries titled One Million Millionaires, Gold in Ecuador and Counterfeit Conspiracy. The fourth project is a reality television series titled The Trader. Our four filming projects, all in the development stage, cost $45,509, after recorded impairment, as of May 31, 2008.  The work in progress includes script development, principal photography, sound engineering, personnel, such as a cameraman, producer and assistant producer, location permits, filming insurance, equipment rental travel and hotel accommodations and crew meals. No general and administrative costs were capitalized.

Operating expenses for fiscal year 2008 were principally for selling, general and administrative expenses, the major components of which was stock based compensation costs of $498,806 (of which $137,500 was reversed in the first quarter 2009).

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

Our minimum expected cash flows to continue our current level of operations during the next 12 months is approximately $350,000, however up to $650,000 would be needed to pursue our goals during that period. These additional funds would be needed to license products from other parties and properly market, promote and distribute them, including our own projects presently in process. To date our revenues have been largely generated from sales of our music content and advertisement revenues.

A portion or all of our capital requirements may be achieved from the sale of securities owned by us in Beverage Plus AG, a Swiss Corporation to be listed on the Frankfurt Stock Exchange in the very near future.  Its Trading Ticker Symbol is 1Bi.  The amount of capital available depends on a number of variables including the liquidity and price in the market of its securities. We own in excess of 500,000 common shares and Beverage Plus indicates that the shares will soon open for trading in the Open Market at Euros 2.25 per share (approximately USD 3.20 per share). Until such trading commences, the shares are treated by us as non-marketable securities. If the additional $350,000 described earlier in this paragraph is not raised, we may be unable to continue operations.

In the prior fiscal year we recently entered into a 10 year licensing agreement with our affiliated company (by common ownership by our President) Ciocan Entertainment Music Group, LLC, ("Ciocan") for their music library catalogue. This library consists of 33 finished albums (over 300 tracks) by 8 different artists who are exclusively recording with Ciocan for the release of other future projects. Ciocan has marketed the catalogue to the Latin market, but we plan to penetrate the non-Hispanic markets and develop the current marketing efforts within the Latin base. We plan to develop live productions for artists we intend to sign. The agreement to license Ciocan's music requires us to pay a royalty of 25% of the net sales proceeds quarterly from sales which commitment we were unable to honor due to inadequate cash flows during fiscal years 2007 and 2008.   A portion of the license rights we acquired are to the multi-media releases of a popular film he owns and produced in Cuba called Zafiros Locura Azul (Sapphire Blue Madness). The President and CEO of the Company own 100% of the rights to this film which has never been distributed or commercialized. We acquired from Mr. Hugo Cancio the right to market, promote, and distribute the film in all formats: Theatrical release, Television, cable, DVD. This is part of a 10 year licensing agreement in which Fuego Entertainment will keep 75% of the net revenues generated. There was no payment of any kind involved in the transaction.  We will account for all sales and costs on a gross basis for the above agreements in accordance with the criteria set forth in Emerging Issues Task Force Abstract Issue No. 99-19, since we will be responsible for all production and distribution costs and expenses, and have full discretion in selecting suppliers and product specifications. If there are no net proceeds after one year, all rights revert to the producer.

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

For the past twelve months, we have continued to generate revenues by engaging in the sales of our music CD’s. Although we continued to work on our television projects, our main focus was shifted to our music business segment Fuego Entertainment Music International (FEMI), and Fuego Publishing Group (FPG).

Fuego executed a licensing agreement with Tota Productions, a music and video production company located in Torino, Italy, that produces Spanish Hip Hop and Pop artists from Europe.

We have generated revenues from sales of our music, television and film content, publishing revenues and work for hire such as the production of corporate videos and consulting services. It is our intention to continue offering these types of services as they incur no material costs or expenses by the Company, since all costs are paid for by the clients. Prior to fiscal year 2008, we generated revenues by providing consulting services to companies that are in need of reaching the US Hispanic/ Latino Markets with their products or services. Consulting services do not incur material costs or expenses since such services are provided solely by Mr. Cancio. We will continue seeking these consulting activities in order to generate revenues.

After May 31, 2008, we executed a new deal with The Orchard (ORCD - News), a global leader in digital music and entertainment, to add more than 1.1 million tracks from The Orchard's catalog to the digital download store www.FuegoMio.com. The addition of The Orchard music catalog, which includes one of the largest and best Latin music offerings available, will increase the total tracks available for sale on the Fuego music store to about 2.5 million tracks. In addition to the hundreds of thousands of songs spanning nearly every genre, The Orchard will deliver a diverse offering of Latin artist tracks by the likes of Daddy Yankee, Joan Sebastian, Hector Lavoe, Antonio Aguilar, Willie Colon, Cuisillos, Ivy Queen.

We also executed an agreement with IODA, the global leader in digital distribution, marketing, and technology solutions for the independent music and film industry, the Company will be adding more than one million music tracks and over two thousand video and film titles to our FuegoMio.com music and video retail store. The addition of more than one million music tracks and over two thousand video and film titles from IODA is an important step in Fuego Entertainment's commitment to becoming one of the largest music and video digital retail stores. Through Fuego's new digital retail music store, www.FuegoMio.com, the Company will be providing high quality digital audio content. As IODA continues to grow its music, film and video catalogs, it is expected that Fuego will continue to receive new releases.

Results of Operations for the Fiscal Year ended May 31, 2008

Revenues

In 2007, our revenues were $184,243 and included 146,793 in revenue from music sales.  In 2008, our revenues are $559,214, consisting of $127,555 in revenue from music sales and $431,659 in advertising revenue from our website.  The advertising revenue was received in the form of common shares of Beverage Plus AG, a Swiss Corporation (ISIN: CH0038503253 & WKN: A0NJNV).  This Company has received its stock ticker symbol of 1Bi assigned by the Frankfurt Stock Exchange.  According to Beverage Plus, BP anticipates the listing of its stock in the very near future with a opening price of approximately Euros 2.25 (USD 3.20 at the prevailing exchange rate). Beverage Plus provides no assurances as to the liquidity of its shares in the marketplace or whether this opening price will be sustained in the market.

Although we operated for a full 12 months this year, we were unable to maintain the same level of revenues from music sales that we achieved in the prior year. Last year the company was involved in several revenue producing activities, work for hire such as filming music and corporate videos. We were also in the process of launching several television projects, filming TV shows and licensing other entertainment related content. However, since we were unable to secure suitable financing to continue with the television endeavors, we had to postponed indefinitely the development of all of our television projects and focus and depend on the creation of our music division in order to generate revenues. Although the company had several financing offers, our ability to close the financing opportunities depended on our stock price. The results of not securing suitable financing was the cancellation of the management and development agreement with our affiliate Fuego Entertainment Media Group, the loss of prospective programming revenues and profitability, and the incurrence of additional expenses to regroup our efforts in order to continue business operations.

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

Operating Expenses

.
The current year's operating expenses increased slightly. Our total expenses for the periods ending May 31, 2008 and 2007 were 984,564 (which includes stock based compensation expense of 498,806) and 711,633, respectively.  The Company recorded a reserve for bad debt in the amount of $0 and $89,975 for the periods ended 2008 and 2007, respectively.

The majority of the accounts payable for operating expenses as of May 31, 2008, are past due on the basis of their terms.

Results of Operations for the Fiscal Year ended May 31, 2008, Compared to prior Fiscal Year ended May 31, 2007

Revenues and Cost of Filming and Music

The Company's major revenue source has shifted from filming based to music based. As a result, in the prior year ended May 31, 2007, filming revenue represented 80% of all revenues generated and music revenue producing projects had not yet been entered into. In the current year ended May 31, 2008, filming revenues represented  0% of total revenues. Related costs of filming, as a percentage of revenue would be much higher if the President/CEO's efforts were geared more toward the production of films. As a direct result of the attention given to generating revenues from music sales, production costs for this revenue stream are significantly higher.

Operating Expenses

The current year's operating activities were more involved since they included the stock based compensation of $498,806. Of this amount, $137,500 was recaptured as income in the first quarter 2009 as certain stock options granted to our former directors were not vested per the agreements. Other selling, general and administrative expenses were $310,206 in 2008.  In the prior year, development expenses incurred towards the effort to determine the viability of a Puerto Rico television station of $97,146 and the non recoverability of an Affiliation Agreement of $50,000  were incurred. Other selling, general and administrative expenses of the current year were in line with the level of expenses incurred in the prior year.

Liquidity and Capital Resources

The Company has a deficit in working capital at year end, is delinquent in the filing of its income tax returns, and is past due on the majority of its accounts payable. It has no line of credit or other outside financing sources presently to enable it to finance exist operations, and is dependent on its music sales and the occasional planned sales of its investment in securities in Beverage Plus AG for current cash flows. Accordingly, it is presently seeking financing to continue in existence. Up to the date of this report, the Company is primarily dependent on its President/CEO for all revenue generating opportunities as well as on-going cash flow requirements.

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

ITEM 7.   FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC. AND AFFILIATE

TABLE OF CONTENTS

Page

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm as of May 31, 2008	13

Report of Independent Registered Public Accounting Firm as of May 31, 2007	14

Balance Sheets as of May 31, 2008 and 2007	15

Statements of Operations for the years ended May 31, 2008 and 2007	16

Statements of Cash Flows for the years ended May 31, 2008 and 2007	17

Statements of Stockholders' Equity (Deficit) for the years ended May 31, 2008 and 2007	18-19

Notes to Financial Statements	20

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Fuego Entertainment Inc.

We have audited the accompanying consolidated balance sheet of Fuego Entertainment Inc. and Affiliate as of May 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuego Entertainment Inc. and Affiliate as of May 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company sustained significant losses in the last two years, and has deficits in working capital and stockholders’ equity as of May 31, 2008. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
September 12, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FUEGO ENTERTAINMENT, INC.
Miami, Florida

We have audited the accompanying balance sheet of FUEGO ENTERTAINMENT, INC. (a Nevada corporation) as of May 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FUEGO ENTERTAINMENT, INC. as of May 31, 2007, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Braverman International, P.C.

Braverman International, P.C.
Prescott, Arizona
August 17, 2007

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$7,754	$-
Account receivable-trade, less allowance
for doubtful accounts of $90,000	100,323	29,308
Federal Income tax refund receivable	-	12,115

Total Current Assets	108,077	41,423

EQUIPMENT, less accumulated depreciation
of $27,172 and $14,272 respectively	31,666	39,145

OTHER ASSETS
Music Albums (Echo-Fuego)	480,000	-
Beverage Plus AG	425,000	-
Production costs-Video	45,509	95,941
Production costs-Music	50,047	-
Deposit on music library	14,500	14,500
Web portal	11,329	-
Logo, less accumulated amortization
of $1,710 and $1,170 respectively	990	1,530

Total Other Assets	1,027,375	111,971

	$1,167,118	$192,540

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$38,222	$24,092
Accounts payable - related parties	99,586	83,518
Accrued interest - related parties	63,953	17,646
Income taxes payable	3,870	15,985
Payroll tax liabilities	5,193	-
Other liabilities	6,347	3,906

Total Current Liabilities	217,171	151,806

Long-Term Debt
Notes payable - related parties	281,549	263,893

Total Liabilities	498,720	415,699

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 75,000,000
shares authorized, 39,476,020 and 36,639,353 shares
issued and outstanding, respectively	39,477	36,640
Additional Paid in capital	1,032,968	454,905
Deferred charge	-	(122,979)
Paid in capital-stock options	233,027	-
Subscriptions payable	45,000	-
Noncontrolling interest in affiliate	354,243	-
Accumulated deficit	(1,036,317)	(591,724)

Total Stockholders' Equity (Deficit)	668,398	(223,158)

	$1,167,118	$192,540

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC AND AFFILIATE
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	May 31, 2008	May 31, 2007

REVENUES
Music
Music sales, net	$127,555	$146,793
Advertising, web site	431,659	-
Filming	-	30,550
Consulting	-	6,900

Total Revenues	559,214	184,243

COSTS AND EXPENSES
Cost of music
Royalties - related party	2,844	38,857
Production costs	107,101	24,819
Cost of filming	-	5,000
Affiliation agreements	-	50,000
Selling, general and administrative:
Provision for bad debts	-	89,975
Compensation - stock based and contributed	498,806	169,083
Other	310,206	205,143
TV development	-	97,146
Interest expense - related parties	51,443	17,646
Interest expense - other	723	1,342
Depreciation and amortization	13,441	12,622

Total costs and expenses	984,564	711,633

(Loss) before income taxes	(425,350)	(527,390)

Income tax expense (benefit)	-	(21,832)

Income (Loss) Before Minority Interest	(425,350)	(505,558)

Less Minority Interest in Affiliates earnings	(19,243)	-

NET (LOSS)	$(444,593)	$(505,558)

EARNINGS (LOSS) PER SHARE - BASIC	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	38,171,853	35,625,161

* less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 31, 2008	May 31, 2007

OPERATING ACTIVITIES
Net (loss)	$(444,593)	$(505,558)
Adjustments to reconcile net (loss) to net cash used by
operating activities
Contributed services	80,950	60,925
Depreciation and amortization	13,440	12,622
Stock based compensation	417,856	128,583
Changes in operating assets and liabilities
Accounts receivable	(71,014)	(24,308)
Accrued federal Income tax refund receivable	12,115	(12,115)
Accounts payable	30,200	81,809
Accrued interest - related parties	46,307	17,646
Income taxes payable	(12,115)	(9,717)
Payroll tax liabilities	5,193	-
Other current liabilities	2,441	2,276
Production costs-Music	385	(2,510)
Deferred revenue	(6,659)	-
NET CASH (USED BY) OPERATING ACTIVITIES	74,506	(250,347)

INVESTING ACTIVITIES
Investment in Beverage Plus AG	(425,000)	-
Investment in Music Albums (Echo-Fuego)	(480,000)	-
Noncontrolling interest in affiliate	354,243	-
Web portal	(11,329)	-
Deposit on music library	-	(14,500)
Purchase of equipment	(5,422)	(17,697)
NET CASH (USED BY) INVESTING ACTIVITIES	(567,508)	(32,197)

FINANCING ACTIVITIES
Proceeds from sale of common stock	353,050	18,500
Stock options	6,300	-
Common stock subscription payable	45,000	-
Common stock issued for debt reduction	78,750	-
Proceeds from notes payable - related parties	148,470	278,675
Repayments of notes payable - related parties	(130,814)	(14,783)
NET CASH PROVIDED BY FINANCING ACTIVITIES	500,756	282,392

NET INCREASE (DECREASE) IN CASH	7,754	(152)

CASH, BEGINNING OF YEAR	-	152

CASH, END OF YEAR	$7,754	$-
	-	-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock Issued for Future Consulting Services	$-	$131,250
Common Stock Issued for Debt Reduction	$78,750	$7,200

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended May 31, 2008 and 2007

				Paid-in capital		Noncontrolling
	Common Stock		Paid-in	Stock	Subscriptions	Interest in	Deferred	Accumulated
	Shares	Amount	Capital	Options	Payable	Affiliate	Charge	(Deficit)	Total
Balance, May 31, 2006	34,959,562	$34,960	$118,398	$-	$-	$-	$-	$(86,166)	$67,192

Proceeds from sale of common stock for
$.18 per share	102,778	103	18,397						18,500

Stock based compensation
$.12 per share	25,000	25	2,975						3,000
$.15 per share	60,000	60	8,940						9,000
$.18 per share	488,013	488	87,354						87,842
$.23 per share	89,000	89	20,381						20,470

Stock Issued for debt reduction
$.18 per share	40,000	40	7,160						7,200

Stock Issued for future services
$.15 per share	875,000	875	130,375				(122,979)		8,271

Contributed services			60,925						60,925

Net (loss) for the year								(505,558)	(505,558)

Balance, May 31, 2007	36,639,353	36,640	454,905	-	-	-	(122,979)	(591,724)	(223,158)

Proceeds from sale of common stock for
$.15 per share	83,000	83	12,367						12,450
$.12 per share	541,667	542	64,458						65,000
$.212 per share	1,300,000	1,300	274,300						275,600

Stock based compensation
$.28 per share	100,000	100	27,900						28,000
$.15 per share	207,000	207	30,843						31,050
$.17 per share	5,000	5	845						850
$.12 per share	100,000	100	11,900						12,000

Stock Issued for debt reduction
$.15 per share	525,000	525	78,225						78,750

Stock based compensation canceled	(25,000)	(25)	(3,725)						(3,750)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended May 31, 2008 and 2007

				Paid-in capital		Noncontrolling
	Common Stock		Paid-in	Stock	Subscriptions	Interest in	Deferred	Accumulated
	Shares	Amount	Capital	Options	Payable	Affiliate	Charge	(Deficit)	Total

Stock options				233,027					233,027

Amortization of deferred charges							122,979		122,979

Contributed services			80,950						80,950

Subscriptions payable					45,000				45,000

Noncontrolling interest in affiliate						354,243			354,243

Net (loss) for the year								(444,593)	(444,593)

Balance, May 31, 2008	39,476,020	$39,477	$1,032,968	$233,027	$45,000	$354,243	$-	$(1,036,317)	$668,398

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
FOOTNOTES TO FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Fuego Entertainment, Inc. (the “Company”,”Fuego”.”we”,”our” or “us”) was formed on December 30, 2004 as a Florida corporation and is primarily engaged in the directing, production, marketing, and distribution of entertainment products, including feature and short films, documentaries, television shows, music, and tour productions. We also provide management, marketing, and public relations services to the entertainment industry.  In January, 2008 Fuego announced it formed a new music division, Echo-Fuego Music Group, LLC, in a joint venture with legendary music producer and promoter Jeffrey Collins. His music catalog of more than 2,000 tracks and 15 artists previously under the Echo-Vista label will be merged into the new joint venture, with a majority stake owned by Fuego. During the year ended May 31, 2008 the majority of revenues earned were earned from the sale of musical tracks and advertising revenue on our website www.fuegoentertainment.net.

2.	SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN
Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue in existence is dependent on its ability to develop additional sources of capital, or achieve profitable operations. We sustained significant losses in the last two years, and we have deficits in working capital as of May 31, 2008, and 2007 as well as a stockholders’ deficit as of May 31, 2007. Our financial position at those dates and presently is of great concern to us and our investors, however, management’s plan is to obtain additional capital and to to continue to develop, market and distribute musical tracks through Fuego and its new joint venture, Echo-Fuego Music Group, LLC. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Minority interest represents the minority partner’s, Jeffrey Collins (Echo-Vista, Inc.) 49% ownership interest in Echo-Fuego Music Group, LLC.

These consolidated financial statements reflect the use of significant accounting policies, as described below and elsewhere in the notes to the financial statements, and are prepared in accordance with accounting principles generally accepted in the United States of America. The fiscal year end of the Company is May 31.

REVENUE RECOGNITION

Advertising Revenue
In January 2008, Fuego entered into a Stock Subscription Agreement with Beverage Plus, Inc. relating to an equity investment of 400,000 common shares for an amount of $300,000 in Beverage Plus, Inc., a Nevada Corporation. Subsequently, Beverage Plus, Inc. exchanged all of its issued and outstanding shares to Beverage Plus AG (f/k/a Europäisches Getränk AG), a Swiss corporation holding company and Beverage Plus is now owned by the Beverage Plus AG.  Beverage Plus AG is scheduled to complete its registration with the Frankfurt Stock Exchange (“FSE”) to be listed with the trading symbol 1Bi (one B letter i) assigned by the FSE for trading on the open market in September, 2008.

The purchase price of $300,000 is equal to the fair market value of in-kind consideration in the form of marketing assistance and the placement of a marketing banner and link to the Beverage Plus  web site on www.fuegoentertainment.net website for a period of no less than 90 days.

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
FOOTNOTES TO FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Another Stock Subscription Agreement with Beverage Plus AG relating to an equity investment of 108,516 common shares for an amount of $75,000 was executed on February 22, 2008 for additional advertisement exposure on www.fuegoentertainment.net website for a period of 75 days.

Another Stock Subscription Agreement with Beverage Plus AG relating to an equity investment of 72,343 common shares for an amount of $50,000 was executed on March 1, 2008 for additional advertisement exposure on www.fuegoentertainment.net website for a period of 66 days.

Music Revenue
Revenue from the sale of music is recognized when our distributors notify us that they have shipped to their wholesale and retail outlets, the CDs (compact disks) we approved for their manufacture from master copies we provided to their manufacturing sources.

Cost of Music Revenue
In the past our president, through his ownership of Ciocan Entertainment and Music Group, LLC, “Ciocan”, has had extensive experience selling CDs to a number of domestic and foreign music distributors, some of whom we now sell to.  We do not manufacture our own CDs.  Instead, we provide master copies to approved manufacturers for their release of the CDs to their customers who are our distributors and who incur and are responsible to pay for all reproduction costs and eventually bill us for such costs.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS
We estimated the collectability of our trade accounts receivable. In order to assess the collectability of these receivables, the Company monitors the current creditworthiness of each customer and analyzes the balances aged beyond the customer's credit terms. Theses evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on currents facts and are reevaluated and adjusted as additional information is received. Trade accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of May 31, 2008, allowances totaled $90,000, the majority of which relates to the Italian music distributor. This was necessary as the original terms of payment by the two largest distributors had been exceeded. This amount could be adjusted in the near term based on eventual collections, if received. Accounts are written off when collection efforts have been exhausted and there is no likelihood of collection.

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
FOOTNOTES TO FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

ADVERTISING EXPENSES
Advertising costs are expensed as incurred, except for costs related to the development of a property and/or live-action television program commercial or media campaign which are expensed at the time the commercial or campaign is first presented. Advertising expenses are included in selling, general and administrative expense in the accompanying statement of operations.

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

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of all liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximate the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash and short-term investments. As of May 31, 2008 there were cash and cash equivalents of $7,754. As of May 31, 2007 there were no cash equivalents and the $207 overdraft balance was included as an account payable

INCOME, LOSS PER COMMON SHARE
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

FILM AND TELEVISION COSTS
We account for our film and television costs pursuant to AICPA Statement of Position (“SOP”) No. 00-2, Accounting by Producers or Distributors of Films. The cost of production for film and television production costs, including direct costs, production overhead and interest are capitalized and amortized using the individual-film-forecast method under which such costs are amortized for each program in the ratio that revenue earned in the current period for such program bears to management’s estimate of the ultimate revenues to be realized from all media and markets for such program. Management regularly reviews, and revises when necessary, its ultimate revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization applicable to such title and/or a write-down of the value of such title to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and rates of amortization. If a total net loss is projected for a particular title, the associated film and television costs are written down to estimated fair value. All exploitation costs, including advertising and marketing costs are expensed as incurred. Television adaptation and production costs that are adapted and/or produced are stated at the lower of cost, less accumulated amortization, or fair value. As of May 31, 2008 and 2007, the Company has recorded an impairment of $50,432 and $-0-, respectively, for production costs capitalized on films which have not been completed, released or sold within 3years.

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
FOOTNOTES TO FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

DEPOSIT ON MUSIC LIBRARY
During fiscal 2007 we advanced a total of $14,500 with a commitment for an additional $42,000 towards the acquisition of a media library, a conglomeration of individual master music tracks.. The acquisition of this library, when completed, will give us the exclusive right to 100% of the sales generated from these tracks as well as the authority to infinitely reproduce and/or grant the reproduction of albums from these musical tracks. With 100% control over the master copies, Fuego reserves the right to enter into digital distribution agreements to make these tracks available for download as a means of penetrating an additional revenue source. As of May 31, 2008 and 2007, the delivery of all assets was not completed and therefore the balance indicated was considered a commitment until completion occurs.

During fiscal 2007, we entered into a contract with Vision Sports Entertainment (VSEN) to use their content in the launch of VSEN sports and entertainment programming on our LPTV (low power television station) KVPS, channel 28 in Las Vegas Nevada. In order to launch the station we paid $50,000 on behalf of our affiliate, which allowed us to broadcast our sports and entertainment programming for a period of approximately three (3) months. We had a sales team in place and received verbal advertising dollar commitments from certain large advertising agencies in Puerto Rico. However, we still required sufficient capital to continue operating for a minimum of 6 months until the advertising revenues were received. Although the company had several financing offers, our ability to close our financing opportunities depended on our stock price.  Shortly thereafter, due to the fraudulent manipulation of our stock by a fraudster, our stock price dropped significantly. Therefore, we declined these offers, as they would have represented a significant dilution of investors’ holdings.  The results of not securing suitable financing was the cancellation of the management and development agreement with our affiliate Fuego Entertainment Media Group, the loss of prospective programming revenues and profitability, and the incurrence of additional expenses to regroup our efforts in order to continue business operations.

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

NEW ACCOUNTING PRONOUNCEMENTS In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets (“SFAS 156”), amending SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 permits entities the choice between either the amortization method or the fair value measurement method for valuing separately recognized servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006; early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. We believe the adoption of SFAS 156 will not have an impact on our financial statements.

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
FOOTNOTES TO FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires the Company to recognize, in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

The FASB has revised SFAS No. 141. This revised statement establishes uniform treatment for all acquisitions.  It defines the acquiring company. The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date. It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time.  This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITFs. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the implementation of this standard will have no effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted  for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
FOOTNOTES TO FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

STOCK BASED COMPENSATION and STOCK OPTION PLAN
We have issued restricted shares of common stock and stock options to compensate non-employees who were principally key personnel.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments ("SFAS No. 123(R)"), which is a revision of SFAS No. 123 which requires that stock awards granted to directors, consultants and other non-employees be recorded at the fair value of the award at grant date .

On February 5, 2008, we registered the “2008 Stock Option Plan of Fuego Entertainment, Inc.” The purpose of this Plan is to strengthen Fuego Entertainment, Inc. (hereinafter the “Company”) by providing incentive stock options as a means to attract, retain and motivate key corporate personnel, through ownership of stock of the Company, and to attract individuals of outstanding ability to render services to and enter the employment of the Company or its subsidiaries. There shall be two types of Stock Options that may be granted under this Plan: (1) Options intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (“Qualified Stock Options”), and 2) Options not specifically authorized or qualified for favorable income tax treatment under the Internal Revenue Code (“Non-Qualified Stock Options”).

During the year ended May 31, 2008, the estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 3 years, a risk free interest rate of 3.30%, a dividend yield of 0% and volatility of 137%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $226,727.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.
	Number of Shares	Weighted Average Exercise Price
Outstanding as of June 1, 2007	-	$0.00

Granted	690,000	0.38
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at May 31, 2008	690,000	$0.38

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
FOOTNOTES TO FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation for services performed or financing expenses.

	Options Outstanding			Options Exercisable

Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$0.50	475,000	2.75	475,000	$0.50
2008	$0.18	35,000	2.75	35,000	$0.18
2008	$0.09	80,000	2.75	80,000	$0.09
2008	$0.15	100,000	2.75	100,000	$0.15
Total		690,000		690,000

3.	SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of temporary cash investments and accounts receivable. The majority of the cash and cash equivalents are maintained with major financial institutions in the United States of America. Credit risk on accounts receivable is minimized by the Company by performing ongoing credit evaluations of its customers’ financial condition and monitoring its exposure for credit losses and maintaining allowances for anticipated losses. For the year ended May 31, 2008 the most significant customers, (two music distributors) accounted for 46% and 39% respectively. For the year ended May 31, 2007 the most significant customers, (two music distributors) accounted for 21% and 69%, respectively.

The latter distributor is located in Italy and represents the only foreign distributor we have at this time and there are no assets of ours located in any foreign country except for the Italian distributor’s accounts receivable of $94,441 as of May 31, 2008 and $107,542 as of May 31, 2007, against which an allowance for doubtful accounts has been provided for the majority of that balance.

4.	CAPITALIZED PRODUCTION COSTS

Capitalized production costs represent development costs incurred on projects in process. A summary of these costs as of May 31, 2008 follows: and 2007.

The Trader Show is a reality television show based on the real life activities of amateur and professional stock traders. The Trader Show places an emphasis on the activities of day traders.	$34,784

Gold in Ecuador is the story of a small mining town of Portobello. In 1916 Mellick Tweedy traveled on a mule through the jungle of a small mining town in Ecuador, this small town became one of the largest gold exporters in South America. Fifty years ago the American company SADCO, abandoned the American shaft, one of the oldest gold mines in the world, leaving the town of Portobello and its people in ruins. Today, the people of Portobello have a new hope, or do they? The Americans are back in Portobello searching for Gold.	14,866

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
FOOTNOTES TO FINANCIAL STATEMENTS

4.	CAPITALIZED PRODUCTION COSTS - continued

One Million Millionaires, This is a documentary that will capture the life of a controversial individual, Mr. Urban Casavant and his dream of making 1 million millionaires. For some he is the hope of their life, for others he is a dreamer, however, thousands follow him and wait patiently. The film will cover his life from the time he was a low-income earning prison guard to a multimillion-dollar businessman.	16,594

Counterfeit Conspiracy is a documentary on stock market scandals from the 1980’s to present, covering court documents, testimony, and interviews with participants to fashion an authoritative account of what happened. For example it covers the highly publicized account of, Michael Milliken, the Drexel Burnham Lambert junk bond king who convinced many savings institutions and insurance companies to buy such bonds in large quantities. It will also document the illegal practice of Naked Short Selling perpetrated by some offshore organizations and self-inflicted by some companies.	29,697
Impairment reserve,May 31, 2008	(50,432)

Net capitalized production costs, May 31, 2008	$45,509

All of the above films are in production and none have been acquired from other parties. None have been released into the market or are generating revenues except for incidental advance sales of DVD’s for Counterfeit Conspiracy totaling $6,659 during the fiscal year ended May 31, 2007.  No amortization has commenced on any film products in production, and there are no other films owned by the Company.

Amortization of all of the above costs will commence upon their completion dates, with the possible exception of the costs incurred in the Trader Show, which the Company will not be able to begin marketing to television companies until completion thereof. The Trader Show costs represent the only costs in production to be considered a direct-to-television product.

5.	COMMITMENTS:

OPERATING LEASE
Fuego’s President/CEO contributed the fair value of an office in home at $1,600 a month during all of fiscal 2008, and the same per month for most of fiscal 2007, on a month to month basis, including utilities and insurance. Total rent expense for the years ended May 31, 2008 and 2007 was $19,200 and $15,083 respectively.

DELINQUENT INCOME TAXES
Neither the federal nor state income tax liabilities, as revised, of $15,985 for the year ended May 31, 2005, have been paid as of May 31, 2007,. Accordingly, estimated accrued interest and penalties of $3,906 have been provided as of May 31, 2007 as “other liabilities” on the accompanying balance sheet.

The state income taxes payable for the year ended May 31, 2005 have not been paid as of May 31, 2008. Accordingly, estimated accrued interest and penalties of $884 as of May 31, 2008 have been included in “other liabilities” on the accompanying balance sheet.

ACCOUNTS PAYABLE
The majority of the accounts payable as of May 31, 2008 and 2007, are past due on the basis of their terms.

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
FOOTNOTES TO FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS

•
Ciocan is an entertainment company owned by our President/CEO that creates products for the Latino Market worldwide and anticipates using us to market, promote and commercialize some of its products (music, films, documentaries, artist, etc) for the Anglo and international markets. During the year ended May 31, 2007, Ciocan advanced us a total of $33,050 for accounting, legal and other expenses, and was repaid a total of $8,250, leaving a balance owing as of May 31, 2007, of $24,800, and accrued interest of $2,223. In addition Ciocan was owed a total of $37,954 for music royalties earned during fiscal 2007.

During the current fiscal year, Ciocan was repaid a total of $24,800, showing a zero balance as of May 31, 2008.  In addition, Ciocan earned no music royalties in the current fiscal year and none were repaid in the current fiscal year that were earned in prior years.

•
During the 2007 fiscal year we entered into a management agreement with an affiliate, Fuego Entertainment Media, LLC (FEML) to manage and operate a television network. Previously, FEML entered into a lease/purchase option arrangement with the antenna’s owner to enable FEML to broadcast its programming content until such time as we could exercise the two-year underlying option purchase agreement.

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

As previously reported on December 11, 2006 in a Form 8K filing, we will be required to hire qualified programming and technical personnel to facilitate the management agreement with FEML and will incur substantial related costs and expenses to enable us to initiate and carry out our obligations under the agreement with FEML. We are still actively seeking financing for these projects and have no financial ownership interest in FEML under the existing agreement with FEML.

Although we received several financing opportunities in the form of convertible debentures, management has not accepted any of these financing opportunities due to what we consider to be “unacceptable terms,” such as high interest rates, excessive dilution, and the other risks this could represent. We spent almost $250,000 in direct costs since we started this project, to facilitate the management of a Puerto Rico TV station, to sustain 3 months of TV programming, to purchase equipment, and create several TV pilots and sales presentation DVDs in anticipation of managing our television projects. We still require substantial additional funds to make this project operational. Without adequate financing, we are not in a position to be able to carry out our intent to manage and operate these stations. Therefore, we terminated our agreement with FEML along with our management and operation of the television stations and purchase options. We have also postponed our plans to launch our own television network, Fuego TV, until adequate financing becomes available and can secure it.

•
Our President/CEO is owed $235,330 as of May 31, 2008 for cash advances to the company for a variety of general and administrative expenses and various other costs since inception. During the current year he advanced $102,251 and was repaid $106,014. No interest was paid during the current fiscal year, which accrues at 15 percent per annum. The note is payable on June 1, 2008 and will be extended for another year. Also, our President/CEO is owed accrued interest of $58,907 as of May 31, 2008.

Our President/CEO is owed$239,093 as of May 31, 2007 for cash advances to the company for a variety of general and administrative expenses and the development of TV station programming. During the current year he advanced $245,625 and was repaid $6,533. No interest was paid on this date which accrues at 15 percent per annum and is payable on June 1, 2008. Accrued interest totaled $15,424 as of May 31, 2007

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
FOOTNOTES TO FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS - continued

•
The accounting firm contracted for accounting, tax and financial statement preparation services has one owner-employee who had purchased 23,000 shares of common stock of the Company in August 2005 at $.18 per share. Prior to the completion of the public offering, 40,000 shares of restricted common stock were approved for issuance to the owner of the firm in exchange for accounting services valued at $.18 per share. In October 2007 the accounting firm received 525,000 shares in payment of certain outstanding invoices for accounting, tax and financial statement preparation services rendered since September, 2006 through part of the current fiscal year.  Fees incurred during the fiscal year ended May 31, 2008 by this related party accounting firm totaled $79,141. The amount owed to the firm as of May 31, 2008 is $40,192 and appears as accounts payable-related party in the accompanying balance sheet.

Fees incurred during the fiscal year ended May 31, 2007 by this related party accounting firm totaled $39,723, of which $38,664 remained unpaid as of that date and appears as accounts payable-related party in the accompanying balance sheet at May 31, 2007

7.	INCOME TAXES

The following is an analysis of income taxes for the two years ended May 31, 2008.

The provision for current income taxes is as follows:
	For the year ended May 31, 2008	For the year ended May 31, 2007

Current tax expense (benefit):
Federal tax at 34% statutory rate	$(151,162)	$(179,313)
Benefit of surtax exemptions	11,709
Valuation allowance	107,871	136,674
Permanent differences	31,582	20,807
Income tax expense	$-0-	$(21,832)

The analysis of income tax expense is as follows:
	For the year ended May 31, 2008	For the year ended May 31, 2007

Current	$-0-	$(21,832)
Deferred	- 0-	-0-
Income tax expense	$-0-	$(21,832)

The Company has a deferred tax asset of approximately $161,000.  This deferred tax asset is for the $107,000 tax benefit of net operating loss carry forwards which expires in 2027 and 2028 if unused, and $54,000 of cumulative temporary timing differences through the year ended May 31, 2008. However, the company has a valuation allowance for $161,000 as of May 31, 2008, as the Company believes it is more likely than not that this future tax benefit of this deferred tax asset will not be realized.

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
FOOTNOTES TO FINANCIAL STATEMENTS

7.	INCOME TAXES - continued

The following is an analysis of the change in the deferred tax asset during the years ended May 31, 2008, and 2007:
	May 31, 2008	May 31, 2007
Deferred tax asset, beginning of year	$-0-	$11,172

Prior year tax adjustment	-0-	(9,717)

Net operating loss carryforward	1,769	114,037

Allowance for doubtful accounts	-0-	26,577

Interest Expense related party	11,699	6,000

Depreciation	169	(223)

Stock options granted	77,087	-0-

Valuation allowance	(90,724)	(147,846)
Deferred tax asset, end of year	$-0-	$-0-

8.	CONTRIBUTED CAPITAL

For the year ended May 31, 2008, the President contributed the value of his services totaling $80,950. This amount consisted of $54,000 for the value of his personal services to the Compaany, $7,750 for the prorata share of auto expenses, and $19,200 for the rent of corporate office facilities. For the year ended May 31, 2007 the President contributed a total of $60,925 consisting of $40,500 for the value of services, $7,625 for the prorata share of auto expenses, and $12,800 for the rent of corporate office facilities.

9.	DEFERRED CHARGE

On May 9, 2007, we entered into a contract with Var Growth Corporation (D.B.A. Ice Cold Stocks) and issued 875,000 shares of restricted common stock at $.15 in exchange for consulting services to be performed over 12 months from the date the contract. For the year ended May 31, 2007, $8,271 of this cost was expensed. The remaining balance is treated as a deferred charge, a contra equity account, as all of the shares were issued for services but not yet fully rendered.  On or about April 8, 2008, we sued the above-named parties seeking damages, interest, costs and reasonable attorney fees and enjoining them from selling or disposing or otherwise transferring 875,000 common shares of our equities.  The nature of this disagreement relates to the contract. No adjustment to deferred charge was made as of May 31, 2008. A favorable settlement was reached on July 27, 2008.

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
FOOTNOTES TO FINANCIAL STATEMENTS

10.	CONTINGENCIES

The Beatles
In January 2008 Fuego and Jeffrey Collins (Echo Vista, Inc.) through Echo-Fuego Music Group, LLC announced plans to sell the eight “lost” Beatles’ club recordings. Apple Corps Limited, representing the Beatles, is seeking to have Fuego remove any information about the planned release from Fuego’s website, is requiring Fuego to cease any use of the trademark, The Beatles, for commercial purposes, and is also seeking $15 million in the lawsuit filed against Fuego, Echo-Fuego Music Group, LLC, Hugo Cancio and Jeffrey Collins. On April 4, 2008, Apple Corps Limited and Fuego struck an injunction agreement approved by a Miami U.S. District Judge that requires Fuego to halt plans to release the eight song recordings. On May 16, 29008, Fuego Entertainment filed a motion to dismiss the lawsuit brought by Apple Corps Limited and Apple Records, Inc. as a matter of law.  In the motion to dismiss Fuego Entertainment asserts that as a matter of law Fuego has the right to commercially exploit the 15 “Lost” 1962 Beatles recordings. Fuego is vigorously defending the lawsuit. The case and the ultimate outcome are presently uncertain. The accompanying financial statements do not include any adjustments that might be necessary should the case result in an unfavorable outcome.

11.	ISSUANCE OF RESTRICTED COMMON STOCK

We authorized the issuance of 157,000 shares of restricted common stock at $.15 per share on September 18, 2007; 83,000 shares of restricted common stock at $.15 per share on September 30, 2007; 575,000 shares of restricted common stock at $.15 per share on October 15, 2007; 100,000 shares of restricted common stock at $.28 per share on February 15, 2008; 25,000 shares were canceled March 3, 2008; 100,000 shares of restricted common stock at $.12 per share on May 20, 2008 and 5,000 shares of restricted common stock at $.17 per share on May 30, 2008.

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

Principally in connection with our efforts to obtain additional capital to sustain our business, the following restricted stock was issued. Restricted shares of stock consisted of 525,000 issued to the accounting firm in payment for outstanding invoices regarding their accounting, tax and financial statement preparation services, 150,000 shares issued to several board members, 237,000 shares were issued to various individuals for services rendered, and the sale of 1,924,667 shares for cash.

12.	REPRODUCTION AND DISTRIBUTION AGREEMENTS

As of June 2007, we have begun and expect to continue the conversion of our fully owned and licensed musical tracks into digital distribution.

CONTRACTS AND AGREEMENTS

On July 20, 2007, we entered into an exclusive contract with Frontier Nutritional Research, Inc. to distribute their product “Fit-a-Rita” a zero calories, zero, sugar Margarita Mix in the Latin American market and non-exclusive rights for certain US Latino distributors. Under the terms and conditions of the contract, we will be given the title of distributor and are granted the right to purchase the product in bulk at a distributor’s price. The payment terms for the product is net 30 days. If payment is not received by the vendor 60 days after the date the product is delivered to the distributor, then 12% interest is accrues on the amount due to them.

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
FOOTNOTES TO FINANCIAL STATEMENTS

12.	REPRODUCTION AND DISTRIBUTION AGREEMENTS - continued

MUSIC ARRANGEMENTS

Since launching FEMI, we expanded our music and video catalog, by signing new artists, and acquiring music masters containing over 890 music tracks. We have also expanded our marketing and distribution capabilities and enhanced sales in the process.  We executed an agreement with Digital Music Group, Inc, one of the leaders in the digital distribution of entertainment products. We also executed an agreement with UK digital distributor Vidzone. Must recently we executed a publishing agreement with Ediciones Musicales Clippers. We hired on March 1, 2007, the services of Adolfo Fernandez, a prestigious publicist from F&F Media Group. Mr. Fernandez's firm represents companies such as WEA Music, Sony BMG, Televisa Group, Univision Music Group, EMI US Latin, EMI Music Colombia, Venemusic, Fonosound, Grupo Origin, Warner Music Latina, and others. Mr. Fernandez has worked with many artists such as Andrea Bocelli, Ricky Martin, Alejandro Sanz, Mark Anthony, Shakira, Gilberto Santarosa, Jennifer Lopez, and others. We have yet to realize the potential of these recent agreements and opportunities.

13.	SUBSEQUENT EVENTS

Var Growth Corporation
On July 27, 2008 we settled a lawsuit against Var Growth Corporation (D.B.A. Ice Cold Stocks) and Barry Davis regarding a consulting agreement executed May 9, 2007.  On or about April 8, 2008, we sued the above-named parties seeking damages, interest, costs and reasonable attorney fees and enjoining them from selling or disposing or otherwise transferring 875,000 common shares of our equities.  The nature of this disagreement relates to a contract entered into between the Company and Var Growth Corporation to provide independent consulting services associated with our marketing plan and business goals and other related services.

“Havana Night Club” Show
On August 14, 2008, we filed a lawsuit against ViaShow, Inc., a Nevada corporation and Nicole Durr in reference to the “Havana Night Club” show.  We sued the above-named parties seeking compensatory damages, punitive damages, costs and reasonable attorney fees and enjoining them from selling or disposing.  The nature of this disagreement relates to a contract entered into between the Company and the Defendant corporation, ViaShow, Inc. to pay us royalties relating to the Havana Night Club show to be presented in five different cities in the Spring and Summer of 2005.

We allege that ViaShow, Inc. was to pay us royalties computed at the rate of 20% of all tour revenue in exchange for an investment by us and two other investors of a total of $1,500,000 to be paid to ViaShow, Inc.  It is further alleged that we were guaranteed a return of our investment and that ViaShow, Inc. and Nicole Durr failed to make any payments to us in reference to this agreement.

In the Complaint, we outlined our causes of action against Defendant ViaShow, Inc.including the following: (1) failure to provide an accounting as to show revenues, (2) breach of contract, (3) unjust enrichment, (4) fraudulent inducement, (5) conversion, and (6) negligent misrepresentation. As to Defendant Nichole Durr, we outlined our causes of action as follows: (1) fraudulent inducement, (2) conversion, and (3) negligent misrepresentation.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreement or concerns as to our financial reporting was reported to us or our audit committee by the Company’s auditor.  There are no changes in and disagreements with accountants on accounting and financial disclosure.

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

The lack of support concerning the above matters was considered to be a material weakness in internal control, which weakness commenced during the entire period from inception of the Company as to the first matter and the last quarter of the fiscal year ended May 31, 2008, as to the second matter.

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

Names of Current Executive Officers and Directors	Age	Position	Date of Appointment
Hugo M. Cancio	41	Treasurer/secretary/Director/President	December 29, 2005

HUGO M. CANCIO, President, Treasurer, Secretary and Director, Age 42, is our sole officer and director. Since 2003, Mr. Cancio has served as the president of Ciocan Entertainment and Music Group, L.L.C., an independent film and music company. Prior to 2003, Mr. Cancio was self-employed as an independent film and music producer since 1990. Mr. Cancio attended Miami-Dade Community College where he studied Business Administration. Mr. Cancio is not an officer or director of any other publicly traded company.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company from for the period ended May 31, 2008 and 2007 of all officers and directors of the Company.

Long – Term Compensation Awards
Name and Principal			Stock-Based	Underlying
Positions at 5/31/07	Salary 2008 and 2007	Bonus 2008 and 2007	Compensation 2008 and 2007	Options 2008 and 2007
Hugo M. Cancio Director/President Treasurer	$54,000 (2008) *	$15,000 (2008)	$125,000- (2008)	-0-
Hugo M. Cancio Director/President Treasurer	$45,000(2007)	-0- (2007)	-0- (2007)	-0- (2007)

•           Compensation represents the fair market value of the amount accrued but unpaid.
•           ** Based on the grant of stock options in January, 2008 for 250,000 shares

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of May 31, 2008, certain information with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person’s address, and (iii) all of the directors and officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.  The total number of issued and outstanding shares as of May 31, 2008 is 39,476,020.

Name of Beneficial Owner	Shares Beneficially
or Name of Officer or Director	Owned **	Percent

Hugo M. Cancio Director/President Treasurer/Secretary	19,250,000	48.76%

Ciocan Entertainment Film & Music Group, LLC *	5,500,000	13.93%

Total Director/Officer/ 5% Owners	24,750,000	62.70%

* Hugo M. Cancio is the controlling shareholder of Ciocan Entertainment Film and Music Group, L.L.C. which owns 5,500,000 shares of our common stock.
** Includes stock options granted of 250,000 shares granted in January, 2008 and reported herein on a fully-diluted basis as if all share were to be exercised.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Ciocan Entertainment and Music Group, LLC, "Ciocan" is an entertainment company owned by Hugo M. Cancio, our sole officer, director and principal shareholder. Ciocan creates products for the Latino Market in and out of the United States borders and will use our company to market, promote and commercialize some its products (music, films, documentaries, artist, etc) for the Anglo and international markets. During the year ended May 31, 2008, Ciocan did not advance any money to the Company.

We lease our principal office space located at 8010 NW 156 Street, Miami Lakes, Florida 33016 on a month to month basis from a related party. Total rent expense for the year ended May 31, 2008 and 2007 was $19,200, and $15,083, respectively.

No additional shares have been issued to our President/CEO.

Our President/CEO is owed $235,330 for the period from inception through May 31, 2008 for cash advances to the company for a variety of general and administrative expenses and the development of TV station programming. During the current year he advanced $102,251 and was repaid $106,014. No interest was paid on this date which accrues at 15 percent per annum and is payable on June 1, 2008. Accrued interest totaled $51,443 as of May 31, 2008.

Audit Committee financial expert.  Our Board of Directors has determined that the sole member of our Audit Committee, Mr. Felix Danciu qualifies as an audit committee financial expert under the applicable rules of the SEC.  Mr. Danciu’s qualifications include, among other things, his practice as a financial consultant and investment banker. Mr. Danciu does not meet the audit committee independence criteria prescribed by the NASDAQ as he is also a member of our Board of Directors.  Our company is not required to have an audit committee under the FINRA guidelines for OTC traded companies, and therefore is not required to have an independent audit committee member.

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

(b) Reports on Form 8-K

Form 8-K filed with the U.S. SEC on May 19, 2008
Form 8-K filed with the U.S. SEC on April 21, 2008
Form 8-K filed with the U.S. SEC on April 21, 2008
Form 8-K filed with the U.S. SEC on April, 7, 2008
Form 8-K/A filed with the U.S. SEC on March 28, 2008
Form 8-K filed with the U.S. SEC on March 26, 2008
Form 8-K filed with the U.S. SEC on March 13, 2008
Form 8-K filed with the U.S. SEC on December 12, 2007
Form 8-K filed with the U.S. SEC on October 21, 2008
Form 8-K filed with the U.S. SEC on October 10, 2007
Form 8-K filed with the U.S. SEC on October 9, 2007
Form 8-K filed with the U.S. SEC on July 7, 2007

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and its appointment of Moore & Associates Chartered, as our independent accountants, our Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Moore and Associates, Chartered, in fiscal year ended May 31, 2008, were approved by our board of directors.

Audit Related Fees

We incurred fees to  Braverman International P.C. of $28,824 for the audit and audit related services of the fiscal year ended May 31, 2007. Of this amount, $17,500 related to our audit.  We incurred fees to Moore & Associates Chartered of $10,800 related to the interim filings for the fiscal year ended May 31, 2008.  We incurred fees of approximately $10,000 related to our audit for 2008.

Tax Fees

None paid to Moore and Associates, Chartered.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUEGO ENTERTAINMENT, INC.

Date: September 17, 2008	By:	/s/ Hugo M. Cancio
Hugo M. Cancio , Principal Executive officer

Date: September 17, 2008	By:	/s/ Hugo M. Cancio
Hugo M. Cancio, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 17, 2008	By:	/s/ Hugo M. Cancio
Hugo M. Cancio, Director