Form 10-Q
period 2008-08-31
FUEGO ENTERTAINMENT, INC.
filed 2008-10-20
CIK 1336277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number: 000-52054

FUEGO ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2078925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8010 NW 156 Terrace Miami, FL	33018
(Address of pricipal executive offices)	(Zip Code)

(305) 829-9999

(Registrant's telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes     ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of August 31, 2008 was 39,638,045.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
CONSOLIDATED BALANCE SHEETS
August 31, 2008

	August 31,	May 31,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	7,754
Account receivable-trade, less allowance
for doubtful accounts of $90,000	64,925	100,323

Total Current Assets	64,925	108,077

EQUIPMENT, less accumulated depreciation
of $29,815 and $27,172 respectively	27,859	31,666

OTHER ASSETS
Music Albums (Echo-Fuego)	480,000	480,000
Beverage Plus AG	425,000	425,000
Production costs-Video	45,509	45,509
Production costs-Music	55,747	50,047
Deposit on music library	14,500	14,500
Web portal	11,329	11,329
Logo, less accumulated amortization
of $1,845	855	990

Total Other Assets	1,032,940	1,027,375

TOTAL ASSETS	$1,125,724	$1,167,118

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$123,026	$38,222
Accounts payable - related parties	99,586	99,586
Accrued interest - related parties	75,298	63,953
Income taxes payable	3,870	3,870
Payroll tax liabilities	5,538	5,193
Other liabilities	18,626	6,347

Total Current Liabilities	325,944	217,171

Long-Term Debt
Notes payable - related parties	268,212	281,549

Total Liabilities	$594,156	$498,720

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 75,000,000
shares authorized, 39,638,045 and 39,476,020 shares	39,079	39,477
issued and outstanding, respectively
Additional Paid in capital	1,005,666	1,032,968
Paid in capital-stock options	112,527	233,027
Subscriptions payable	45,000	45,000
Noncontrolling interest in affiliate	296,583	354,243
Accumulated deficit	(967,287)	(1,036,317)

Total Stockholders' Equity	531,568	668,398

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,125,724	$1,167,118

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC AND AFFILIATE
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	August 31, 2008	August 31, 2007

REVENUES
Music sales, net	$(10,810)	$11,376
Advertising, web site	-
Filming	-
Consulting	-

Total Revenues	(10,810)	11,376

COSTS AND EXPENSES
Cost of music
Royalties - related party	-	2,844
Production costs	12,958	300
Cost of filming	-
Affiliation agreements	-
Selling, general and administrative:
Provision for bad debts	-
Compensation - stock based and contributed	28,550	63,812
Other	130,941	51,543
TV development	-
Web site Cost
Impairment of investment	-
Interest expense - related parties	11,344	10,784
Interest expense - other	-	393
Depreciation and amortization	2,824	3,329

Total costs and expenses	186,617	133,005

Other Income	47
Gain on Cancellation of Compensation Options	137,500
Gain on Cancellation of Shares for Services-Settlement	71,250

Income (Loss) before income taxes	11,370	(121,629)

Income tax expense (benefit)	-	-

Income (Loss) Before Minority Interest	11,370	(121,629)

Less Minority Interest in Affiliates' losses	57,660

NET INCOME (LOSS)	$69,030	$(121,629)

EARNINGS (LOSS) PER SHARE - BASIC *	-	-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	39,617,528	35,625,161

* less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	August 31, 2008	August 31, 2007

OPERATING ACTIVITIES
Net income (loss)	$69,030	$(121,629)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Contributed services	19,800	20,675
Impairment loss on investment	-
Depreciation and amortization	2,777	3,329
Stock based compensation	8,750	50,312
Changes in operating assets and liabilities
Accounts receivable	35,398	5,596
Accrued federal Income tax refund receivable	-
Deferred tax asset	-
Other current asset	-
Accounts payable	84,804	1,941
Accrued interest - related parties	11,345	10,784
Income taxes payable	-
Payroll tax liabilities	345
Other current liabilities	12,279	302
Production costs-music	(5,700)
Deferred revenue	-
NET CASH (USED BY) OPERATING ACTIVITIES	238,828	(28,690)

INVESTING ACTIVITIES
Investment in Echo-Fuego Music Group, LLC	-
Investment in Beverage Plus AG	-
Investment in Music Albums (Echo-Fuego)	-
Noncontrolling interest in affiliate	(57,660)
Web portal	-
Deposit on music library	-
Purchase of equipment	1,164
NET CASH (USED BY) INVESTING ACTIVITIES	(56,496)	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	-
Stock options issued for debt reduction	17,000
Cancellation of compensation options	(137,500)
Cancellation of shares for services-settlement	(71,250)
Common stock subscription payable	-
Common stock issued for debt reduction	15,000
Proceeds from notes payable - related parties	11,549	32,912
Repayments of notes payable - related parties	(24,885)	(3,164)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(190,086)	29,748

NET INCREASE (DECREASE) IN CASH	(7,754)	1,058

CASH, BEGINNING OF YEAR	7,754	-

CASH, END OF YEAR	$-	$1,058

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Paid-in capital		Noncontrolling
	Common Stock		Paid-in	Stock	Subscriptions	Interest in	Deferred	Accumulated
	Shares	Amount	Capital	Options	Payable	Affiliate	Charge	(Deficit)	Total

Balance, May 31, 2006	34,959,562	34,960	118,398				-	(86,166)	67,192

Proceeds from sale of common stock for
$.18 per share	102,778	103	18,397						18,500

Stock based compensation
$.12 per share	25,000	25	2,975						3,000
$.15 per share	60,000	60	8,940						9,000
$.18 per share	488,013	488	87,354						87,842
$.23 per share	89,000	89	20,381						20,470

Stock Issued for debt reduction
$.18 per share	40,000	40	7,160						7,200

Stock Issued for future services
$.15 per share	875,000	875	130,375				(122,979)		8,271

Contributed services			60,925						60,925

Net (loss) for the year								(505,558)	(505,558)

Balance, May 31, 2007	36,639,353	$36,640	$454,905	$-	$-	$-	$(122,979)	$(591,724)	$(223,158)

Proceeds from sale of common stock for
$.15 per share	83,000	83	12,367						12,450
$.12 per share	541,667	542	64,458						65,000
$.212 per share	1,300,000	1,300	274,300						275,600

Stock based compensation
$.28 per share	100,000	100	27,900						28,000
$.15 per share	207,000	207	30,843						31,050
$.17 per share	5,000	5	845						850
$.12 per share	100,000	100	11,900						12,000

Stock Issued for debt reduction
$.15 per share	525,000	525	78,225						78,750

Stock based compensation canceled	(25,000)	(25)	(3,725)						(3,750)

Stock options				233,027					233,027

Amortization of deferred charges							122,979		122,979

Contributed services			80,950						80,950

Subscriptions payable					45,000				45,000

Noncontrolling interest in affiliate						354,243			354,243

Net (loss) for the year								(444,593)	(444,593)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

Balance, May 31, 2008	39,476,020	$39,477	$1,032,968	$233,027	$45,000	$354,243	$-	$(1,036,317)	$668,398

(Unaudited)
Proceeds from sale of common stock for									-

Stock based compensation
$.14 per share	62,500	62	8,688						8,750

Stock Issued for debt reduction
$.15 per share	100,000	15	14,985						15,000

Amortization of deferred charges									-

Stock options issued for debt reduction				17,000					17,000

Cancellation of shares for services-settlement	(475)	(475)	(70,775)						(71,250)

Cancellation of compensation options				(137,500)					(137,500)

Contributed services			19,800						19,800

Noncontrolling interest in affiliate						(57,660)			(57,660)

Net income for the period								69,030	69,030

Balance, Aug 31, 2008 (Unaudited)	39,638,045	$39,079	$1,005,666	$112,527	$45,000	$296,583	$-	$(967,287)	$531,568

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

Minority interest represents the minority partner’s, Jeffrey Collins (Echo-Vista, Inc.)  49% ownership interest in  Echo-Fuego Music Group, LLC.

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of August 31, 2008 and the results of its operations and cash flows for the three months ended August 31, 2008 and 2007 have been made.  Operating results for the three months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ended May 31, 2009.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended May 31, 2008.

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

GOING CONCERN

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue in existence is dependent on its ability to develop additional sources of capital, or achieve profitable operations. We sustained significant losses in the last two years and we have deficits in working capital, however we were profitable in current period. Our financial position at that date and presently is of great concern to us and our investors, however, management’s plan is to obtain additional capital and to to continue to develop, market and distribute musical tracks through Fuego and its new joint venture, Echo-Fuego Music Group, LLC. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

4.	RELATED PARTY TRANSACTIONS

•
Ciocan is an entertainment company owned by our President/CEO that creates products for the Latino Market worldwide and anticipates using us to market, promote and commercialize some of its products (music, films, documentaries, artist, etc) for the Anglo and international markets. During the current period, Ciocan did not advance any funds. In addition, Ciocan did not earn any music royalties in the current period. The amount owed for royalties to Ciocan as of August 31, 2008 was $40,798.

•
Our President/CEO is owed $240,093 on a net consolidated basis as of August 31, 2008 for cash advances to the company for a variety of general and administrative expenses and the development of TV station programming. During the current quarter he advanced $29,549 and was repaid $24,885. No interest was paid on this date which accrues at 15 percent per annum and is payable on June 1, 2009. Accrued interest totaled $11,344 as of August 31, 2008.

•
Fees incurred in the three month period ended August 31, 2008 for a related party accounting firm totaled $15,204. The accounting firm received 100,000 options in payment of certain outstanding invoices for accounting, tax and financial statement preparation services.  The amount owed to the firm as of August 31, 2008 was $34,145.

•
As part of the Echo-Fuego Music Group, LLC joint venture with music producer and promoter Jeffrey Collins, there was an initial amount owed in January 2008 was $100,000. Jeffrey Collins received 100,000 shares as a partial payment on the outstanding balance.  The amount owed to the Jeffrey Collins as of August 31, 2008 was $28,119.

5.	INCOME TAXES

The following is an analysis of income taxes.

The provision for current income taxes is as follows:

	For the three months ended August 31, 2008	For the three months ended August 31, 2007

Current tax expense (benefit):
Federal tax at 34% statutory rate	$24,470	$(41,354)
Benefit of surtax exemptions	-0-	-0-
Valuation allowance	(30,606)	34,525
Permanent differences	7,136	6,829
Income tax expense	$-0-	$-0-

The analysis of income tax expense is as follows:

	For the three months ended August 31, 2008	For the three months ended August 31, 2007

Current	$-0-	$-0-
Deferred	- 0-	-0-
Income tax expense	$-0-	$-0-

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

5.	INCOME TAXES - continued

A decrease in the deferred tax asset was recognized of $30,606 for the $11,947 deferred tax benefit related to the net operating loss carry forward which expires in 2029 if unused, and $(42,553) of temporary timing differences during the three months ended August 31, 2008.  The valuation allowance was adjusted for $30,606, as well, at August 31, 2008. The Company believes it is more likely than not that the future tax benefit of the deferred tax asset will not be realized at this time.

The following is an analysis of the change in the deferred tax asset:

	For the three months ended August 31, 2008	For the three months ended August 31, 2007
Deferred tax asset, beginning of year	$-0-	$-0-

Net operating loss carryforward	11,947	31,028

Allowance for doubtful accounts	-0-	-0-

Interest Expense related party	3,857	3,667

Depreciation	340	(170)

Cancellation of Compensation Options	(46,750)	-0-

Valuation allowance	30,606	(34,525)

Deferred tax asset, end of year	$-0-	$-0-

6.	CONTRIBUTED CAPITAL

For the three months ended August 31, 2008, the President contributed a total of $19,800 consisting of $13,500 for the value of services, $1,500 for the prorata share of auto expenses, and $4,800 for the rent of corporate office facilities.

7.	ISSUANCE OF RESTRICTED COMMON STOCK

In the current quarter, principally in connection with our efforts to obtain additional capital to sustain our business, the following restricted stock was issued. Restricted shares of stock consisted of 62,500 issued to an individual for services rendered. In addition, Jeffrey Collins, was issued 100,000 shares in partial payment of an outstanding balance.

8.	OTHER

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

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

8.	OTHER - continued

“Havana Night Club” Show
On August 14, 2008, we filed a lawsuit against ViaShow, Inc., a Nevada corporation and Nicole Durr in reference to the “Havana Night Club” show.  We sued the above-named parties seeking compensatory damages, punitive damages, costs and reasonable attorney fees and enjoining them from selling or disposing.  The nature of this disagreement relates to a contract entered into between the Company and the Defendant corporation ViaShow, Inc. to pay us royalties relating to the Havana Night Club show to be presented in five different cities in the Spring and Summer of 2005.

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

For three months ended August 31, 2008, various stock option agreements have been canceled for various reasons, mainly that the recipients did not serve a full year as members of our Board of Directors, thereby as stipulated in our stock option agreement management at its own discretion canceled those stock option agreements and recorded as other income, Gain on Cancellation of Compensation Options for $ 137,500.

9.	SUBSEQUENT EVENTS

The Beatles
On January 10, 2008 Fuego and Jeffrey Collins (Echo Vista, Inc.) through Echo-Fuego Music Group, LLC announced plans to sell the eight “lost” Beatles’ club recordings. Apple Corps Limited, representing the Beatles, was seeking to have Fuego remove any information about the planned release from Fuego’s website, was requiring Fuego to cease any use of the trademark, The Beatles, for commercial purposes, and was also seeking $15 million in the lawsuit filed against Fuego, Echo-Fuego Music Group, LLC, Hugo Cancio and Jeffrey Collins.

On April 4, 2008, Apple Corps Limited and Fuego struck an injunction agreement approved by a Miami U.S. District Judge that requires Fuego to halt plans to release the eight song recordings. On May 16, 2008, Fuego Entertainment filed a motion to dismiss the lawsuit brought by Apple Corps Limited and Apple Records, Inc. as a matter of law.  In the motion to dismiss Fuego Entertainment asserted that as a matter of law Fuego has the right to commercially exploit the 15 “Lost” 1962 Beatles recordings.

On October 15, 2008 Fuego Entertainment entered into a private settlement agreement with Apple Corps Limited and Apple Records, Inc. (representing The Beatles) which resolves the lawsuit against Fuego Entertainment and others to the parties' mutual satisfaction.  Fuego has agreed not to release, distribute, sell or otherwise exploit any recordings containing The Beatles performances from the Star Club in Hamburg, Germany in 1962.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide an analysis of the Company’s financial condition and Plan of Operation and should be read in conjunction with the Company’s financial statements and the notes thereto set forth herein. The matters discussed in this section that is not historical or current facts deal with potential future circumstances and developments. The Company’s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

Plan of Operation

We have been in operation since December 30, 2004. Our efforts have largely been to generate cash flows from operations and cash flow from the sales of our common shares. The majority of these cash flows were applied towards, production costs, and the investment in a series of shows, including Havana Nights.

Since inception, we have sold music CD’s representing the majority of our music revenue. In the prior fiscal year we created a music business segment named Fuego Entertainment Music International (FEMI) the purpose of which is to sell our music content under this name.

Since launching FEMI, we expanded our music and video catalog, by signing new artists, and acquiring music masters containing over 890 music tracks. We have also expanded our marketing and distribution capabilities and enhanced sales in the process.  We executed an agreement with Digital Music Group, Inc, one of the leaders in the digital distribution of entertainment product; we also executed an agreement with UK digital distributor Vidzone.  Most recently we executed a publishing agreement with Ediciones Musicales Clippers. On March 1, 2007 we retained the services of Adolfo Fernandez, a prestigious publicist from F&F Media Group. Mr. Fernandez's firm represents companies such as WEA Music, Sony BMG, Televisa Group, Univision Music Group, EMI US Latin, EMI Music Colombia, Venemusic, Fonosound, Grupo Origin, Warner Music Latina, and others. Mr. Fernandez has worked with many artists such as Andrea Bocelli, Ricky Martin, Alejandro Sanz, Mark Anthony, Shakira, Gilberto Santarosa, Jennifer Lopez, and others.

Secondly, we have focused on the creation and development of our four filming projects. Three of the four projects are documentaries titled One Million Millionaires, Gold in Ecuador and Counterfeit Conspiracy. The fourth project is a reality television series titled The Trader. Our four filming projects, all in the development stage, cost $12,958 as of August 31, 2008.  The work in progress includes script development, principal photography, sound engineering, personnel, such as a cameraman, producer and assistant producer, location permits, filming insurance, equipment rental travel and hotel accommodations and crew meals. No general and administrative costs were capitalized..

Operating expenses for the three months ended August 31, 2008 were principally for selling, general and administrative expenses, the major components of which were stock based compensation costs of $28,550, and audit and accounting fees of $15,204.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

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

We previously entered into a 10-year licensing agreement with Ciocan for their music library catalogue. This library consists of 33 finished albums (over 300 tracks) by 8 different artists who are exclusively recording with Ciocan for the release of other future projects. Ciocan has marketed the catalogue to the Latin market, but we plan to penetrate the non-Hispanic markets and develop the current marketing efforts within the Latin base. We plan to develop live productions for artists we intend to sign. The agreement to license Ciocan's music requires us to pay a royalty of 25% of the net sales proceeds quarterly from sales.

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

For the past twelve months, we have continued to generate revenues by engaging in work for hire projects and through the sales of our music CD’s.  Although we continued to work on our television projects, our main focus was shifted to our music business divisions FEMI and FPG.

Fuego has an arrangement with Tota Productions, a music and video production company located in Torino, Italy, that produces Spanish Hip Hop and Pop artists from Europe.  Under the arrangement we obtained the ownership of over 300 CD masters and supporting data with which to market the library.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations for the three months ended August 31, 2008, Compared to three months ended August 31, 2007

Revenues & Other Income

Music revenue decreased  substantially this quarter and due to high returns on CDs previously sold through Echo-Fuego we have negative sales of $ 10,810. However, for the three months ended August 31, 2008, other income increased as a result of various stock option agreements that were canceled for various reasons, mainly that the recipients did not serve a full year as members of our Board of Directors, thereby as stipulated in our stock option agreement management at its own discretion canceled those stock option agreements and recorded as other income, Gain on Cancellation of Compensation Options for $ 137,500. Also, other income increase because on July 27, 2008 we settled a lawsuit against Var Growth Corporation (D.B.A. Ice Cold Stocks) and Barry Davis regarding a consulting agreement executed May 9, 2007.  On or about April 8, 2008, we sued the above-named parties seeking damages, interest, costs and reasonable attorney fees and enjoining them from selling or disposing or otherwise transferring 875,000 common shares of our equities.  The nature of this disagreement relates to a contract entered into between the Company and Var Growth Corporation to provide independent consulting services associated with our marketing plan and business goals and other related services.

Expenses

Stock based compensation decreased significantly because for the three months ended August 31, 2007, $50,312 of VAR Growth cost was expensed and there are no such cost in the current three month period. Professional fees for the current quarter increased significantly over the same period in the prior year, because of the legal fees incurred by Echo-Fuego regarding the Beatles litigation.

Other selling, general and administrative expenses of the current year were in line with the level of expenses incurred in the previous year’s quarter.

Income Tax Benefit

The current quarter and the previous year’s quarter reports no income tax expense or benefit.

Liquidity and Capital Resources

The Company has a deficit in working capital at the end of the quarter, is delinquent in the payment of its federal and state income taxes, and is past due on the majority of its accounts payable. It has no line of credit or other outside financing sources presently to enable it to finance exist operations, and is dependent on its music sales and the private placement of its common stock for current cash flows.  Accordingly, it is presently seeking financing to continue in existence. The Company is dependent solely on its President/CEO for all revenue generating and cash flow opportunities.

Material Commitments

We have no material commitments as at the date of this registration statement.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve (12) months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T. Controls and Procedures

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

Item 4T. Controls and Procedures - continued

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than what is disclosed in this section, we were not a party to any legal proceedings during the reporting period, and we know of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in their capacity as such.

In the matter of the Miami case of Apple Corp Vs. Hugo Cancio and Fuego Entertainment, We entered into a private settlement agreement with Apple Corps Limited and Apple Records, Inc. (representing The Beatles) which resolves the lawsuit against Fuego Entertainment and others to the parties' mutual satisfaction.  Fuego has agreed not to release, distribute, sell or otherwise exploit any recordings containing The Beatles performances from the Star Club in Hamburg, Germany in 1962.

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

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fuego Entertainment, Inc.

Date: October 20, 2008	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Executive Officer

Date: October 20, 2008	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 20, 2008	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Director