Form 10-Q/A
period 2008-08-31
FUEGO ENTERTAINMENT, INC.
filed 2008-10-21
CIK 1336277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
First Amendment

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

Since launching FEMI, and lauching our joint venture Echo-Fuego we expanded our music and video catalog, by signing new artists, and acquiring music masters containing over 3,800 music tracks. We have also expanded our marketing and distribution capabilities and enhanced sales in the process.

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

We  executed an agreement with IODA, the global leader in digital distribution, marketing, and technology solutions for the independent music and film industry, the Company will be adding more than one million music tracks and over two thousand video and film titles to our FuegoMio.com music and video retail store. The addition of more than one million music tracks and over two thousand video and film titles from IODA is an important step in Fuego Entertainment's commitment to becoming one of the largest music and video digital retail stores. Through Fuego's new digital retail music store, www.FuegoMio.com, the Company will be providing high quality digital audio content. As IODA continues to grow its music, film and video catalogs, it is expected that Fuego will continue to receive new releases.

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

Sales Strategy

We leverage our relationships in traditional channels of distribution for retail and other media outlets to sell its content. Additionally, the Company is actively developing new media distribution outlets by launching digital distribution of music and video content through agreements with The Orchard, IODA, Koch Entertainment and VidZone. Various radio stations, television producers, newspaper editors, and other traditional media is regularly informed on Fuego’s activities to push other avenues for sales growth.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Digital distribution has become the focus of Fuego’s sales strategy, utilizing the Internet instead of bricks and mortars to compete for music sales. In aggregating content, Fuego currently has agreements with three major distributors, Koch Entertainment LP (“Koch”), The Orchard Enterprises, Inc. (“The Orchard”), and Independent Online Distribution Alliance, Inc. (“IODA”). The Orchard (NASDAQ: ORCD) currently distributes to the iTunes Store, which as of April 3, 2008, surpassed Wal-Mart to become the number one music retailer in the US based on the latest data from the NPD Group. With over 50 million customers, iTunes has sold over four billion songs and features the world’s largest music catalog of over six million songs. Fuego intends to follow the same operating model of the iTunes Store by focusing on Latin customer demographics.

Target Markets

We offer our media and entertainment products with a Latin flair in the English language, gaining a crossover into English-speaking markets with a focus on the Hispanic/Latin market.

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

Our minimum expected cash flows to continue our current level of operations during the next 12 months is approximately $375,000 , however up to $750,000 would be needed to pursue our goals during that period. These additional funds would be needed to license products from other parties and properly market, promote and distribute them, including our own projects presently in process. To date our revenues have been largely generated from sales of our music content. If the additional $375,000 , is not raised, we may be unable to continue operations.

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

Results of Operations for the three months ended August 31, 2008, Compared to three months ended August 31, 2007

Revenues & Other Income

Music revenue decreased  substantially this quarter and due to high returns on CDs previously sold through Echo-Fuego we have negative sales of $ 10,810. As of May 31 we had not received digital sales report from our online digital music distributors, additinally we rescheduled all CD releases for October 2009.  However, for the three months ended August 31, 2008, other income increased as a result of various stock option agreements that were canceled for various reasons, mainly that the recipients did not serve a full year as members of our Board of Directors, thereby as stipulated in our stock option agreement management at its own discretion canceled those stock option agreements and recorded as other income, Gain on Cancellation of Compensation Options for $ 137,500. Also, other income increase because on July 27, 2008 we settled a lawsuit against Var Growth Corporation (D.B.A. Ice Cold Stocks) and Barry Davis regarding a consulting agreement executed May 9, 2007.  On or about April 8, 2008, we sued the above-named parties seeking damages, interest, costs and reasonable attorney fees and enjoining them from selling or disposing or otherwise transferring 875,000 common shares of our equities.  The nature of this disagreement relates to a contract entered into between the Company and Var Growth Corporation to provide independent consulting services associated with our marketing plan and business goals and other related services.

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

Liquidity and Capital Resources

The Company has a deficit in working capital at the end of the quarter, is delinquent in the payment of its state income taxes, and is past due on the majority of its accounts payable. It has no line of credit or other outside financing sources presently to enable it to finance exist operations, and is dependent on its music sales and the private placement of its common stock for current cash flows. We believe a portion or all of our capital requirements may be achieved from the sale of securities owned by us in Beverage Plus AG, a Swiss Corporation to be listed on the Frankfurt Stock Exchange in the very near future.  Its Trading Ticker Symbol is 1Bi.  The amount of capital available depends on a number of variables including the liquidity and price in the market of its securities. We own of 580,000 common shares and Beverage Plus indicates that the shares will soon open for trading in the Open Market at Euros 2.25 per share (approximately USD 3.20 per share). Until such trading commences, the shares are treated by us as non-marketable securities. If the additional $375,0,000 described earlier in this paragraph is not raised, we may be unable to continue operations.

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

Fuego Entertainment, Inc.

Date: October 21, 2008	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Executive Officer

Date: October 21, 2008	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 21, 2008	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Director