Form 10-Q
period 2008-11-30
FUEGO ENTERTAINMENT, INC.
filed 2009-01-20
CIK 1336277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of November 30, 2008 was 40,055,186.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,449	7,754
Account receivable-trade, less allowance
for doubtful accounts of $90,000	52,306	100,323

Total Current Assets	54,755	108,077

EQUIPMENT, less accumulated depreciation
of $32,872 and $27,172 respectively	24,802	31,666

OTHER ASSETS
Music Albums (Echo-Fuego)	480,000	480,000
Beverage Plus AG	425,000	425,000
Production costs-Video	45,509	45,509
Production costs-Music	55,747	50,047
Deposit on music library	14,500	14,500
Web portal	11,329	11,329
Logo, less accumulated amortization
of $1,980	720	990

Total Other Assets	1,032,805	1,027,375

TOTAL ASSETS	$1,112,362	$1,167,118

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$143,308	$38,222
Accounts payable - related parties	92,840	99,586
Accrued interest - related parties	86,665	63,953
Income taxes payable	3,870	3,870
Payroll tax liabilities	5,538	5,193
Other liabilities	14,722	6,347

Total Current Liabilities	346,943	217,171

Long-Term Debt
Notes payable - related parties	234,799	281,549

Total Liabilities	$581,742	$498,720

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 75,000,000
shares authorized, 40,055,186 and 39,476,020 shares	40,056	39,477
issued and outstanding, respectively
Additional Paid in capital	1,115,205	1,032,968
Paid in capital-stock options	112,527	233,027
Subscriptions payable	45,000	45,000
Noncontrolling interest in affiliate	294,533	354,243
Accumulated deficit	(1,076,701)	(1,036,317)

Total Stockholders' Equity	530,620	668,398

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,112,362	$1,167,118

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC AND AFFILIATE
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007

REVENUES
Music sales, net	3,720	575	$(7,090)	$11,951
Advertising, web site	1,500	-	1,500

Total Revenues	5,220	575	(5,590)	11,951

COSTS AND EXPENSES
Cost of music
Royalties - related party	-	-	-	2,844
Production costs	1,816	336	14,774	636
Selling, general and administrative:
Compensation - stock based and contributed	59,816	93,863	88,366	157,675
Paid Compensation and Payroll Taxes		16,393		16,393
Other	39,912	103,241	170,853	154,784
Interest expense - related parties	11,948	17,824	23,292	28,608
Interest expense - other	-	330	-	723
Depreciation and amortization	3,192	3,192	6,016	6,521

Total costs and expenses	116,684	235,179	303,301	368,184

Other Income			47
Gain on Cancellation of Compensation Options			137,500
Gain on Cancellation of Shares for Services-Settlement			71,250

Income (Loss) before income taxes	(111,464)	(234,604)	(100,094)	(356,233)

Income tax expense (benefit)	-	-	-	-

Income (Loss) Before Minority Interest	(111,464)	(234,604)	(100,094)	(356,233)

Less Minority Interest in Affiliates' losses	2,050		59,710

NET INCOME (LOSS)	$(109,414)	$(234,604)	$(40,384)	$(356,233)

EARNINGS (LOSS) PER SHARE - BASIC	*	*	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	39,779,631	35,579,774	39,698,580	35,450,758

* less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	November 30, 2008	November 30, 2007

OPERATING ACTIVITIES
Net income (loss)	$(40,384)	$(356,233)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Contributed services	39,600	41,350
Depreciation and amortization	5,969	6,521
Stock based compensation	50,166	131,675
Changes in operating assets and liabilities
Accounts receivable	48,017	9,849
Accrued federal Income tax refund receivable	-	-
Accounts payable	98,340	(30,293)
Accrued interest - related parties	22,712	23,472
Payroll tax liabilities	345	5,193
Other current liabilities	8,375	1,597
Production costs-music	(5,700)
NET CASH (USED BY) OPERATING ACTIVITIES	227,440	(166,869)

INVESTING ACTIVITIES
Noncontrolling interest in affiliate	(59,710)
Web portal	-	(3,882)
Deposit on music library	-	(42,500)
Purchase of equipment	1,164
NET CASH (USED BY) INVESTING ACTIVITIES	(58,546)	(46,382)

FINANCING ACTIVITIES
Proceeds from sale of common stock	6,800	12,450
Stock options issued for debt reduction	17,000
Cancellation of compensation options	(137,500)
Cancellation of shares for services	(7,000)
Cancellation of shares for services-settlement	(71,250)
Common stock subscription payable	-	65,000
Common stock issued for debt reduction	64,500	78,750
Proceeds from notes payable - related parties	31,602	74,733
Repayments of notes payable - related parties	(78,351)	(17,682)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(174,199)	213,251

NET INCREASE (DECREASE) IN CASH	(5,305)	-

CASH, BEGINNING OF YEAR	7,754	-

CASH, END OF YEAR	$2,449	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Paid-in capital		Noncontrolling
	Common Stock		Paid-in	Stock	Subscriptions	Interest in	Deferred	Accumulated
	Shares	Amount	Capital	Options	Payable	Affiliate	Charge	(Deficit)	Total

Balance, May 31, 2006	34,959,562	34,960	118,398				-	(86,166)	67,192

Proceeds from sale of common stock for
$.18 per share	102,778	103	18,397						18,500

Stock based compensation
$.12 per share	25,000	25	2,975						3,000
$.15 per share	60,000	60	8,940						9,000
$.18 per share	488,013	488	87,354						87,842
$.23 per share	89,000	89	20,381						20,470

Stock Issued for debt reduction
$.18 per share	40,000	40	7,160						7,200

Stock Issued for future services
$.15 per share	875,000	875	130,375				(122,979)		8,271

Contributed services			60,925						60,925

Net (loss) for the year								(505,558)	(505,558)

Balance, May 31, 2007	36,639,353	$36,640	$454,905	$-	$-	$-	$(122,979)	$(591,724)	$(223,158)

Proceeds from sale of common stock for
$.15 per share	83,000	83	12,367						12,450
$.12 per share	541,667	542	64,458						65,000
$.212 per share	1,300,000	1,300	274,300						275,600

Stock based compensation
$.28 per share	100,000	100	27,900						28,000
$.15 per share	207,000	207	30,843						31,050
$.17 per share	5,000	5	845						850
$.12 per share	100,000	100	11,900						12,000

Stock Issued for debt reduction
$.15 per share	525,000	525	78,225						78,750

Stock based compensation canceled	(25,000)	(25)	(3,725)						(3,750)

Stock options				233,027					233,027

Amortization of deferred charges							122,979		122,979

Contributed services			80,950						80,950

Subscriptions payable					45,000				45,000

Noncontrolling interest in affiliate						354,243			354,243

Net (loss) for the year								(444,593)	(444,593)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

Balance, May 31, 2008	39,476,020	$39,477	$1,032,968	$233,027	$45,000	$354,243	$-	$(1,036,317)	$668,398

(Unaudited)
Proceeds from sale of common stock for
$.085 per share	80,000	80	6,720						6,800

Stock based compensation
$.14 per share	62,500	62	8,687						8,749
$.10 per share	316,666	317	31,350						31,667
$.15 per share	65,000	65	9,685						9,750

Stock Issued for debt reduction
$.15 per share	180,000	180	26,820						27,000
$.10 per share	375,000	375	37,125						37,500

Stock options issued for debt reduction				17,000					17,000

Cancellation of shares for services-settlement	(475,000)	(475)	(70,775)						(71,250)

Cancellation of shares for services	(25,000)	(25)	(6,975)						(7,000)

Cancellation of compensation options				(137,500)					(137,500)

Contributed services			39,600						39,600

Noncontrolling interest in affiliate						(59,710)			(59,710)

Net income for the period								(40,384)	(40,384)

Balance, November 30, 2008 (Unaudited)	40,055,186	$40,056	$1,115,205	$112,527	$45,000	$294,533	$-	$(1,076,701)	$530,620

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
For the six months ended November 30, 2008 and 2007

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

Minority interest represents the minority partner’s, Jeffrey Collins (Echo-Vista, Inc.)  49% ownership interest in Echo-Fuego Music Group, LLC.

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of November 30, 2008 and the results of  its operations and cash flows for the six months ended November 30, 2008 and 2007 have been made.  Operating results for the six months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ended May 31, 2009.

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

GOING CONCERN

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue in existence is dependent on its ability to develop additional sources of capital, or achieve profitable operations. We sustained significant losses in the last two years and we have deficits in working capital, however we were profitable in current period. Our financial position at that date and presently is of great concern to us and our investors, however, management’s plan is to obtain additional capital and to to continue to develop, market and distribute musical tracks through Fuego and its joint venture, Echo-Fuego Music Group, LLC. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
For the six months ended November 30, 2008 and 2007

4.	RELATED PARTY TRANSACTIONS

•
Ciocan is an entertainment company owned by our President/CEO that creates products for the Latino Market worldwide and anticipates using us to market, promote and commercialize some of its products (music, films, documentaries, artist, etc) for the Anglo and international markets. During the current period, Ciocan did not advance any funds. In addition, Ciocan did not earn any music royalties in the current period. The amount owed for royalties to Ciocan as of November 30, 2008 was $40,798.

•
Our President/CEO is owed $214,979 on a net consolidated basis as of November 30, 2008 for cash advances to the company for a variety of general and administrative expenses and the development of TV station programming. During the current quarter he advanced $48,988 and was repaid $69,339. No interest was paid on this date which accrues at 15 percent per annum and is payable on June 1, 2009. Accrued interest totaled $22,711 as of November 30, 2008.  In January 2009 the Company reached an agreement with our President and CEO to cancel indebtedness to him in the amount of $110,000 in exchange for the transfer of 110,000 Beverage Plus AG shares held by us.

•
Fees incurred in the six month period ended November 30, 2008 for a related party accounting firm totaled $15,204. The accounting firm received 100,000 options in payment of certain outstanding invoices for accounting, tax and financial statement preparation services.  The amount owed to the firm as of November 30, 2008 was $34,145.

•
As part of the Echo-Fuego Music Group, LLC joint venture with music producer and promoter Jeffrey Collins, there was an initial amount owed in January 2008 was $100,000. Jeffrey Collins received 100,000 shares as a partial payment on the outstanding balance.  The amount owed to the Jeffrey Collins as of November 30, 2008 was $28,119.

6.	CONTRIBUTED CAPITAL

For the three months ended November 30, 2008, the President contributed a total of $19,800 consisting of $13,500 for the value of services, $1,500 for the prorata share of auto expenses, and $4,800 for the rent of corporate office facilities.

7.	ISSUANCE OF RESTRICTED COMMON STOCK

In the current quarter, principally in connection with our efforts to obtain additional capital to sustain our business, the following restricted stock was issued. Restricted shares of stock consisted of 444,166 issued to an various individuals for services rendered. In addition, Jeffrey Collins, was issued 100,000 shares in partial payment of an outstanding balance.

During the quarter ended November 30, 2008, we issued 80,000 shares of our common stock for cash at $0.085 per share. These shares were purchased by our related party Securities attorney.

In addition to the shares issued above, we also issued our President 275,000 shares of our common stock in partial payment of our debt owed to him. We also issued 180,000 shares of our common stock to vendors in satisfaction of their outstanding balances.

We also cancelled 25,000 shares of our common stock that was issued originally to a director that could not serve their entire term of office.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
For the six months ended November 30, 2008 and 2007

8.	OTHER

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

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
For the six months ended November 30, 2008 and 2007

9.	SUBSEQUENT EVENTS

Related Party Transactions

In January 2009, the Company reached an agreement with our President and CEO to cancel indebtedness to him in the amount of $110,000 in exchange for the transfer of 110,000 Beverage Plus AG shares held by us.

Settlement Negotiations

As the result of the unexpected litigation with Apple Corporation (as referenced in Note 8, Beatles) the music catalog acquired by Fuego from Echo-Fuego, our affiliate, we have decided to revoke Jeffrey Collins’ rights to the one hundred thousand shares issued to him as partial payment of the debt owed by us. We are also in negotiations to cancel the remaining debt to Mr. Collins. As per our agreement, Mr. Collins is liable for any third party claims as a result of the acquisition of his music catalog by us. We are therefore negotiating a settlement that Mr. Collins will also assume responsibility for all legal fees incurred by Echo-Fuego and Fuego Entertainment as the result of this litigation.

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

Since inception, we have sold music CD’s representing the majority of our music revenue. In the prior fiscal year we created a music business segment named Fuego Entertainment Music International (FEMI) the purpose of which is to sell our music content under this name. Our current main priority is the marketing, distribution and sale of our music catalog.

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

We have focused on the creation and development of our four filming projects. Three of the four projects are documentaries titled One Million Millionaires, Gold in Ecuador and Counterfeit Conspiracy. The fourth project is a reality television series titled The Trader. Our four filming projects, all in the development stage, cost $ 45,509 as of November 30, 2008.  The work in progress includes script development, principal photography, sound engineering, personnel, such as a cameraman, producer and assistant producer, location permits, filming insurance, equipment rental travel and hotel accommodations and crew meals. No general and administrative costs were capitalized.

Operating expenses for the three months ended November 30, 2008 were principally for selling, general and administrative expenses, the major components of which were stock based compensation costs of $ 59,816, and audit and accounting fees of $ 30,479.

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

In the past few month we have brached out into the production of live music events. Our goal is  utilize our relationships our recording artist to also produce our live music events. We believe have access to the artist recordings, marketing, distributing their recording and producing their live acts will be a great opportunity to expose our products and create a new source of revenues. We have scheduled over 12 live music events during the next coming months. These events will include some of Cuba’s most popular artist  which we hope to optain visas and working permits permissable.  In order to fully achieve our plans, we require additional capital of $ 475,000.

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

Results of Operations for the Three Month and Six Month Periods ended November 30, 2008, Compared to prior year periods ended November 30, 2007

Revenues and Cost of Filming and Music

The Company's major revenue source has shifted from filming based to music based. As a result, in the prior year ended May 31, 2007, filming revenue represented 80% of all revenues generated and music revenue producing projects had not yet been entered into. In the current year ended May 31, 2008 and six month ended November 30, 2008, filming revenues represented  0% of total revenues. We earned $5,220 for the three months ended November 30, 2008 as compared to $575 for the three months ended November 30, 2007.  We earned a net negative revenue of $5,590 for the six months ended November 30, 2008 as compare to $11,951 for the six months ended November 30, 2008.  The current direction of the Company is towards generating revenues from music sales and live concert events.

Operating Expenses

The current year's operating activities were more involved since they included the stock based compensation. For the three month period ended November 30, 2008 we incurred $59,816 of stock-based compensation as compared to $93,863 for the three month period ended November 30, 2007.  We incurred $88,366 in stock-based compensation for the six month period ended November 30, 2008 and $157,675 for the six month period ended November 30, 2007.  However it should be noted that the stock based compensation of $137,500 reported for 2007 was later recaptured as income for services not rendered by certain directors. Other selling, general and administrative expenses were $39,912 for the three month period ended November 30, 2008 as compared to $119,634 for the three month period ended November 30, 2007.  We incurred $170,853 for the six month period ended November 30, 2008 as compared to $154,784 for the six month period ended November 30, 2008. In the prior fiscal year, development expenses incurred towards the effort to determine the viability of a Puerto Rico television station of $97,146 and the non recoverability of an Affiliation Agreement of $50,000  were incurred. Other selling, general and administrative expenses of the current year were in line with the level of expenses incurred in the prior year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

The Company has a deficit in working capital at year end, and is past due on the majority of its accounts payable. It has no line of credit or other outside financing sources presently to enable it to finance exist operations, and is dependent on its music sales and the occasional planned sales of its investment in securities in Beverage Plus AG for current cash flows. Accordingly, it is presently seeking financing to continue in existence. Up to the date of this report, the Company is primarily dependent on its President/CEO for all revenue generating opportunities as well as on-going cash flow requirements.

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

In the matter of the lawsuit filed by, Genovesse, Joblove and Battista as the result of a billing dispute over the final legal bill. We are yet to file an answer to plaintiff complaint. We have requested several extensiond to file our response while working with plaintiff to resolve this legal dispute in private.

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

Fuego Entertainment, Inc.

Date: January 20, 2009	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Executive Officer

Date: January 20, 2009	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 20, 2009	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Director