Form 10-Q
period 2009-02-28
FUEGO ENTERTAINMENT, INC.
filed 2009-04-20
CIK 1336277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of February 28, 2009 was 40,075,186.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,549	7,754
Account receivable-trade, less allowance
for doubtful accounts of $90,000	55,334	100,323

Total Current Assets	56,883	108,077

EQUIPMENT, less accumulated depreciation
of $32,872 and $27,172 respectively	21,576	31,666

OTHER ASSETS
Music Albums (Echo-Fuego)	480,000	480,000
Beverage Plus AG	315,000	425,000
Production costs-Video	45,509	45,509
Production costs-Music	55,747	50,047
Deposit on music library	14,500	14,500
Web portal	11,329	11,329
Logo, less accumulated amortization
of $1,980	585	990

Total Other Assets	922,670	1,027,375

TOTAL ASSETS	$1,001,129	$1,167,118

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$173,926	$38,222
Accounts payable - related parties	92,840	99,586
Accrued interest - related parties	95,712	63,953
Income taxes payable	3,870	3,870
Payroll tax liabilities	5,538	5,193
Other liabilities	13,825	6,347

Total Current Liabilities	385,711	217,171

Long-Term Debt
Notes payable - related parties	141,512	281,549

Total Liabilities	$527,223	$498,720

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 75,000,000
shares authorized, 40,075,186 and 39,476,020 shares	40,076	39,477
issued and outstanding, respectively
Additional Paid in capital	1,133,485	1,032,968
Paid in capital-stock options	112,527	233,027
Subscriptions payable	45,000	45,000
Noncontrolling interest in affiliate	293,052	354,243
Accumulated deficit	(1,150,234)	(1,036,317)

Total Stockholders' Equity	473,906	668,398

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,001,129	$1,167,118

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC AND AFFILIATE
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008

REVENUES
Music sales, net	14,597	100,927	$7,507	$112,878
Concert sales	4,970		4,970
Advertising, web site	3,500	158,000	5,000	158,000
Consulting	-	840	-	840

Total Revenues	23,067	259,767	17,477	271,718

COSTS AND EXPENSES
Cost of music
Royalties - related party	-	-	-	2,844
Concert Fees	18,350		18,350
Production costs	4,780	48,216	19,554	48,852
Selling, general and administrative:
Compensation - stock based and contributed	18,300	63,854	106,666	221,529
Paid Compensation and Payroll Taxes		-		16,393
Other	45,974	79,400	216,827	234,184
Web site Cost	-	4,800		4,800
Interest expense - related parties	8,467	10,554	31,759	39,162
Interest expense - other	-	-	580	723
Depreciation and amortization	3,360	3,192	9,376	9,713

Total costs and expenses	99,231	210,016	403,112	578,200

Other Income			47
Gain on Cancellation of Compensation Options			137,500
Gain on Cancellation of Shares for Services-Settlement			71,250

Income (Loss) before income taxes	(76,164)	49,751	(176,838)	(306,482)

Income tax expense (benefit)	-	-	-	-

Income (Loss) Before Minority Interest	(76,164)	49,751	(176,838)	(306,482)

Less Minority Interest in Affiliates' losses	3,211	(25,100)	62,921	(25,100)

NET INCOME (LOSS)	$(72,953)	$24,651	$(113,917)	$(331,582)

EARNINGS (LOSS) PER SHARE - BASIC	*	*	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	40,061,853	39,296,020	39,819,671	37,732,686

* less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Paid-in capital		Noncontrolling
	Common Stock		Paid-in	Stock	Subscriptions	Interest in	Deferred	Accumulated
	Shares	Amount	Capital	Options	Payable	Affiliate	Charge	(Deficit)	Total

Balance, May 31, 2006	34,959,562	34,960	118,398				-	(86,166)	67,192

Proceeds from sale of common stock for
$.18 per share	102,778	103	18,397						18,500

Stock based compensation
$.12 per share	25,000	25	2,975						3,000
$.15 per share	60,000	60	8,940						9,000
$.18 per share	488,013	488	87,354						87,842
$.23 per share	89,000	89	20,381						20,470

Stock Issued for debt reduction
$.18 per share	40,000	40	7,160						7,200

Stock Issued for future services
$.15 per share	875,000	875	130,375				(122,979)		8,271

Contributed services			60,925						60,925

Net (loss) for the year								(505,558)	(505,558)

Balance, May 31, 2007	36,639,353	$36,640	$454,905	$-	$-	$-	$(122,979)	$(591,724)	$(223,158)

Proceeds from sale of common stock for
$.15 per share	83,000	83	12,367						12,450
$.12 per share	541,667	542	64,458						65,000
$.212 per share	1,300,000	1,300	274,300						275,600

Stock based compensation
$.28 per share	100,000	100	27,900						28,000
$.15 per share	207,000	207	30,843						31,050
$.17 per share	5,000	5	845						850
$.12 per share	100,000	100	11,900						12,000

Stock Issued for debt reduction
$.15 per share	525,000	525	78,225						78,750

Stock based compensation canceled	(25,000)	(25)	(3,725)						(3,750)

Stock options				233,027					233,027

Amortization of deferred charges							122,979		122,979

Contributed services			80,950						80,950

Subscriptions payable					45,000				45,000

Noncontrolling interest in affiliate						354,243			354,243

Net (loss) for the year								(444,593)	(444,593)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

Balance, May 31, 2008	39,476,020	$39,477	$1,032,968	$233,027	$45,000	$354,243	$-	$(1,036,317)	$668,398

(Unaudited)
Proceeds from sale of common stock for
$.085 per share	80,000	80	6,720						6,800

Stock based compensation
$.14 per share	62,500	62	8,687						8,749
$.10 per share	316,666	317	31,350						31,667
$.15 per share	65,000	65	9,685						9,750

Stock Issued for debt reduction
$.15 per share	180,000	180	26,820						27,000
$.10 per share	375,000	375	37,125						37,500

Stock options issued for debt reduction				17,000					17,000

Cancellation of shares for services-settlement	(475,000)	(475)	(70,775)						(71,250)

Cancellation of shares for services	(25,000)	(25)	(6,975)						(7,000)

Cancellation of compensation options				(137,500)					(137,500)

Contributed services			57,900						57,900

Shares issued	20,000	20	(20)

Noncontrolling interest in affiliate						(61,191)			(61,191)

Net income for the period								(113,917)	(113,917)

Balance, February 28, 2009 (Unaudited)	40,075,186	$40,076	$1,133,485	$112,527	$45,000	$293,052	$-	$(1,150,234)	$473,906

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC. AND AFFILIATE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	February 28, 2009	February 29, 2008

OPERATING ACTIVITIES
Net income (loss)	$(113,917)	$(331,582)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Contributed services	57,900	61,150
Depreciation and amortization	9,330	9,713
Stock based compensation	50,166	182,029
Changes in operating assets and liabilities
Accounts receivable	44,989	(58,988)
Accrued federal Income tax refund receivable	-	-
Accounts payable	128,958	1,353
Accrued interest - related parties	31,759	34,026
Income taxes payable	-	(12,115)
Payroll tax liabilities	345	-
Other current liabilities	7,478	(3,022)
Production costs-music	(5,700)
Deferred revenue	-	217,000
NET CASH (USED IN) OPERATING ACTIVITIES	211,308	99,564

INVESTING ACTIVITIES
Investment in Echo-Fuego Music Group, LLC	-
Investment in Beverage Plus AG		(375,000)
Investment in Music Albums (Echo-Fuego)	-	(480,000)
Noncontrolling interest in affiliate	(61,191)	360,100
Web portal	-	(11,329)
Production costs - Music	-	(48,844)
Purchase of equipment	1,165	(3,013)
NET CASH (USED IN) INVESTING ACTIVITIES	(60,026)	(558,086)

FINANCING ACTIVITIES
Proceeds from sale of common stock	6,800	12,450
Stock options issued for debt reduction	17,000
Cancellation of compensation options	(137,500)
Cancellation of shares for services	(7,000)
Cancellation of shares for services-settlement	(71,250)
Common stock subscription payable	-	45,000
Common stock issued for debt reduction	64,500	419,350
Proceeds from notes payable - related parties	58,706	176,382
Repayments of notes payable - related parties	(88,742)	(170,786)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(157,486)	482,396

NET INCREASE (DECREASE) IN CASH	(6,204)	23,874

CASH, BEGINNING OF YEAR	7,754	-

CASH, END OF YEAR	$1,549	$23,874

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
For the nine months ended February 28, 2009 and 2008

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

Minority interest represents the minority partner’s, Jeffrey Collins (Echo-Vista, Inc.)  49% ownership interest in Echo-Fuego Music Group, LLC.

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of February 28, 2009 and the results of  its operations and cash flows for the nine months ended February 28, 2009 and 2008 have been made.  Operating results for the nine months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ended May 31, 2009.

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

GOING CONCERN

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue in existence is dependent on its ability to develop additional sources of capital, or achieve profitable operations. We sustained significant losses in the last two years and we have deficits in working capital, however we were profitable in current period. Our financial position at that date and presently is of great concern to us and our investors, however, management’s plan is to obtain additional capital and to continue to develop, market and distribute musical tracks through Fuego and its joint venture, Echo-Fuego Music Group, LLC. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
For the nine months ended February 28, 2009 and 2008

4.	RELATED PARTY TRANSACTIONS

•
Ciocan is an entertainment company owned by our President/CEO that creates products for the Latino Market worldwide and anticipates using us to market, promote and commercialize some of its products (music, films, documentaries, artist, etc) for the Anglo and international markets. During the current period, Ciocan did not advance any funds. In addition, Ciocan did not earn any music royalties in the current period. The amount owed for royalties to Ciocan as of February 28, 2009 was $40,798.

•
Our President/CEO is owed $113,394 on a net consolidated basis as of February 28, 2009 for cash advances to the company for a variety of general and administrative expenses and the development of TV station programming. During the current quarter he advanced $25,359 and was repaid $9,161. No interest was paid on this date which accrues at 15 percent per annum and is payable on June 1, 2009. Accrued interest totaled $31,758 as of February 28, 2009.  In January 2009 the Company reached an agreement with our President and CEO to cancel indebtedness to him in the amount of $110,000 in exchange for the transfer of 110,000 Beverage Plus AG shares held by us.

•
Fees incurred in the nine month period ended February 28, 2009 for a related party accounting firm totaled $15,204. The accounting firm received 100,000 options in payment of certain outstanding invoices for accounting, tax and financial statement preparation services.  The amount owed to the firm as of February 28, 2009 was $34,145.

•
As part of the Echo-Fuego Music Group, LLC joint venture with music producer and promoter Jeffrey Collins, there was an initial amount owed in January 2008 was $100,000. Jeffrey Collins received 100,000 shares as a partial payment on the outstanding balance.  The amount owed to the Jeffrey Collins as of February 28, 2009 was $28,119.

6.	CONTRIBUTED CAPITAL

For the three months ended February 28, 2009, the President contributed a total of $18,300 consisting of $13,500 for the value of services, and $4,800 for the rent of corporate office facilities.

7.	ISSUANCE OF RESTRICTED COMMON STOCK

In the current quarter, we issued no restricted shares of our common stock. In the nine months ending February 28, 2009, principally in connection with our efforts to obtain additional capital to sustain our business, the following restricted stock was issued. Restricted shares of stock consisted of 444,166 issued to an various individuals for services rendered. In addition, Jeffrey Collins, was issued 100,000 shares in partial payment of an outstanding balance.

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
For the nine months ended February 28, 2009 and 2008

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

FUEGO ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
For the nine months ended February 28, 2009 and 2008

9.	SUBSEQUENT EVENTS

Related Party Transactions

 In March 2009, the Company reached an agreement with our President and CEO to cancel indebtedness to him in the amount of $62,500 in exchange for the transfer of 50,000 Beverage Plus AG shares held by us.

Payment of Accounts Payable Debt

In April 2009, we reached an agreement with our independent auditors for a settlement of the debt owed to them for $31,250 or 25,000 shares of Beverage Plus AG owned by us, in exchange for the cancellation of our debt owed to them. We also in April 2009, reached an agreement with an accounting firm for payment of certain outstanding invoices for accounting and financial statement preparation services. The firm received 1,800 shares of Beverage Plus AG owned by us, valued at $2,250.

Lawsuit Judgment

On April 1, 2009, we received a final default judgment against Fuego Entertainment and Echo-Fuego Entertainment from a suit brought by the attorneys that represented us in the above referenced suit in Note 8, Beatles. The judgment was for amounts owed to them for the case settled in Note 8, Beatles for $92,740, plus attorney fees of $1,194 and costs of $471 for a total of $94,405. Please see note below for further information.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Digital distribution has become the focus of Fuego’s sales strategy, utilizing the Internet instead of bricks and mortars to compete for music sales. We have finalized our our digital encoding process of our  music, film and video catalog. All of our music, and film catalog is now available for digital distribution In aggregating content, Fuego currently has agreements with three major distributors, Koch Entertainment LP (“Koch”), The Orchard Enterprises, Inc. (“The Orchard”), and Independent Online Distribution Alliance, Inc. (“IODA”). The Orchard (NASDAQ: ORCD) currently distributes to the iTunes Store, which as of April 3, 2008, surpassed Wal-Mart to become the number one music retailer in the US based on the latest data from the NPD Group. With over 50 million customers, iTunes has sold over four billion songs and features the world’s largest music catalog of over six million songs. Fuego intends to follow the same operating model of the iTunes Store by focusing on Latin customer demographics.

Target Markets

We offer our media and entertainment products with a Latin flair in the English language, gaining a crossover into English-speaking markets with a focus on the Hispanic/Latin market.

We have focused on the creation and development of our four filming projects. Three of the four projects are documentaries titled One Million Millionaires, Gold in Ecuador and Counterfeit Conspiracy. The fourth project is a reality television series titled The Trader. Our four filming projects, all in the development stage, cost $45,509 as of February 28, 2009.  The work in progress includes script development, principal photography, sound engineering, personnel, such as a cameraman, producer and assistant producer, location permits, filming insurance, equipment rental travel and hotel accommodations and crew meals. No general and administrative costs were capitalized.

Operating expenses for the nine months ended February 28, 2009 were principally for selling, general and administrative expenses, the major components of which were stock based compensation costs of $48,766, and audit and accounting fees of $41,066.

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

Our minimum expected cash flows to continue our current level of operations during the next 12 months is approximately $375,000 , however up to $ 500,000 would be needed to pursue our goals during that period. These additional funds would be needed to license products from other parties and properly market, promote and distribute them, including our own projects presently in process. To date our revenues have been largely generated from sales of our music content. If the additional $375,000 , is not raised, we may be unable to continue operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Additional sources of income may include projects where we will also act as an agent and contract organization for certain entertainment projects. These services may include marketing, distribution, principal photography, development, pre- and post-production, introductory services, and many others that are within our realm of expertise. To date, we currently do not have any agreements or projects whereby we act as an agent.

In the past few month we have branched out into the production of live music events. Our goal is  utilize our relationships our recording artist to also produce our live music events. We believe have access to the artist recordings, marketing, distributing their recording and producing their live acts will be a great opportunity to expose our products and create a new source of revenues. We have scheduled over 12 live music events during the next coming months. These events will include some of Cuba’s most popular artist  which we hope to obtain visas and working permits permissable.  In order to fully achieve our plans, we require additional capital of $ 500,000. We have applied for visas for several Cuban music groups and we are currently awating final approvals.

Fuego has an arrangement with Tota Productions, a music and video production company located in Torino, Italy, that produces Spanish Hip Hop and Pop artists from Europe.  Under the arrangement we obtained the ownership of over 300 CD masters and supporting data with which to market the library.

.We have generated revenues from sales of our music, television and film content, publishing revenues and work for hire such as the production of corporate videos and consulting services. It is our intention to continue offering these services as they incur no material costs or expenses by the Company, as they are mostly borne by the clients.  Our efforts are provided by Mr. Cancio whose compensation has been and will continue to be contributed to the Company until we reach profitable ongoing operations. We have also generated revenues by providing consulting services to companies that are in need of reaching the US Hispanic/ Latino Markets with their products or services. Consulting services do not incur material costs or expenses since such services are provided solely by Mr. Cancio. We will continue seeking these consulting activities in order to generate revenues.

Cuba: The releationship between the US and Cuba since to going into a new direction to where certain restriction have been lifted by the Barack Obama administration. The president of the company has excellent relations with individuals within Cuba and we currently exploring opportunites in Cuba in the travel related field, arts and entertainment.

Results of Operations for the Three Month and Nine Month Periods ended February 28, 2009, Compared to prior year periods ended February 29, 2008

Revenues and Cost of Filming and Music

The Company's major revenue source has shifted from filming based to music based. As a result, in the prior year ended May 31, 2007, filming revenue represented 80% of all revenues generated and music revenue producing projects had not yet been entered into. In the current year ended May 31, 2008 and nine months ended February 28, 2009, filming revenues represented  0% of total revenues. We earned a net revenue of $23,067 for the three months ended February 28, 2009 as compared to $259,767 for the three months ended February 29, 2008.  We earned a net  revenue of $17,477 for the nine months ended February 28, 2009 as compared to $271,718 for the nine months ended February 29, 2008.  The current direction of the Company is towards generating revenues from music sales and live concert events.

Operating Expenses

The current year's operating activities were more involved since they included the stock based compensation. For the three month period ended February 28, 2009 we incurred $-0- of stock-based compensation as compared to $50,354 for the three month period ended February 29, 2008.  We incurred $48,766 in stock-based compensation for the nine month period ended February 28, 2009 and $181,029 for the nine month period ended February 29, 2008.  However it should be noted that the stock based compensation of $137,500 reported for 2007 was later recaptured as income for services not rendered by certain directors. Other selling, general and administrative expenses were $45,974 for the three month period ended February 28, 2009 as compared to $79,400 for the three month period ended February 29, 2008.  We incurred $216,827 for the nine month period ended February 28, 2009 as compared to $234,184 for the nine month period ended February 29, 2008. Other selling, general and administrative expenses of the current year were in line with the level of expenses incurred in the prior year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

The Company has a deficit in working capital at year end, and is past due on the majority of its accounts payable. It has no line of credit or other outside financing sources presently to enable it to finance exist operations, and is dependent on its music sales and the occasional planned sales of its investment in securities in Beverage Plus AG for current cash flows. Beverage Plus has applied for a public company listing on a significant German stock exchange and awaits a response sometime in early May, 2009.  Beverage Plus has also secured retail distribution in several thousand locations in the USA with an intent to sell the Beverage Plus products throughout the U.S. in up to 10,000 retail locations.  Beverage Plus AG has been assigned the trading symbol 1bi and the  German WKN number of A0NJNV (note the zero after the A). Accordingly, it is presently seeking financing to continue in existence. Up to the date of this report, the Company is primarily dependent on its President/CEO for all revenue generating opportunities as well as on-going cash flow requirements.

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

In the matter of the lawsuit filed by, Genovesse, Joblove and Battista as the result of a billing dispute over the final legal bill . On March, 31 2009 A final default judgment was entered against Fuego Entertainment, Inc  in the amount of $94,404.95 in favor of the legal firm Genovese, Joblove and Batista. Fuego has engaged a new attorney to continue our legal argument.Fuego herein disputes the amount in questions and intends to defend the company further.

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

In the Nevada case in the matter of Fuego Entertainment, Inc Vs. Nicole Durr and Viashow Inc., Fuego filed a lawsuit against these organizations and individuals associated with an allegation that the Defendants failed to pay necessary royalties to Fuego and that the Defendants failed to conduct a full five-city schedule of the Havana Night Club show. The show originally appeared in Miami, FL and was scheduled to appear in New York, New Jersey, Chicago, Dallas, Houston and or California. The Defendants failed to run any of these shows. The case is not yet set for a hearing. The parties entered into initial settlement negotiations. There is no resolution of the case as of the date of this filing. In the past two months we have amended our complaint and file a motion for mediation and motion for deposition of Nicole N Durr.

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

Fuego Entertainment, Inc.

Date: April 20, 2009	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Executive Officer

Date: April 20, 2009	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 20, 2009	By:	/s/ Hugo M. Cancio
Hugo M. Cancio
Title: Director